Form 10-Q
period 2010-06-30
United Maritime Group, LLC
filed 2010-08-16
CIK 1487447

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 333-165796

UNITED MARITIME GROUP, LLC
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-2147756 (I.R.S. Employer Identification No.)
601 S. Harbour Island Blvd., Suite 230
Tampa, FL 33602
(Address of principal executive offices)
(813) 209-4200
(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
N/A

PART I
ITEM 1. FINANCIAL STATEMENTS
United Maritime Group, LLC and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Revenue
Revenue	$77,514	$64,443	$154,378	$141,440

Operating expenses
Operating expenses	47,415	37,704	96,176	82,311
Maintenance and repairs	9,251	5,008	14,599	10,342
Administrative and general	8,784	8,876	17,393	16,649
Depreciation	10,958	10,313	21,567	20,310
Amortization of intangible assets	659	659	1,318	1,318
Asset retirement obligation accretion expense	50	46	98	92
(Gain) loss on sale of assets	18	(10)	(66)	5

Total operating expenses	77,135	62,596	151,085	131,027

Operating income	379	1,847	3,293	10,413
Other income	64	147	100	26
Loss on derivative instruments	—	(1,860)	—	(3,722)
Equity in (loss) earnings of unconsolidated affiliate	5	(84)	(127)	(78)
Interest charges:
Interest expense	6,693	5,778	13,407	11,753
Interest income	—	(1)	(1)	(2)
Amortization of deferred financing costs	535	483	1,067	965
Tax provision	—	18	—	18

Net loss	(6,780)	(6,228)	(11,207)	(6,095)

Other comprehensive loss
Change in net unrealized loss on cash flow hedges	(939)	(5,094)	(808)	(5,260)

Comprehensive loss	$(7,719)	$(11,322)	$(12,015)	$(11,355)

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash	$2,490	$11,631
Accounts receivable trade, net of allowances for doubtful accounts of $446 and $573, respectively	27,676	32,641
Materials and supplies	16,549	15,501
Prepaid expenses and other current assets	7,782	5,136

Total current assets	54,497	64,909

Property and equipment	451,609	444,615
Work in progress	4,910	3,284
Accumulated depreciation	(105,371)	(84,343)

Property and equipment, net	351,148	363,556

Other assets:
Deferred financing costs, net of amortization of $1,067 and $0, respectively	9,337	10,312
Intangible assets, net of amortization of $6,962 and $5,644, respectively	22,746	24,064
Deferred drydocking costs, net	4,965	4,606
Investment in unconsolidated affiliate	—	452

Total other assets	37,048	39,434

Total assets	$442,693	$467,899

Liabilities and member’s equity
Current liabilities:
Accounts payable	$26,384	$18,962
Accrued expenses	3,285	2,096
Current derivative liability	574	187

Total current liabilities	30,243	21,245

Asset retirement obligation	2,779	2,681
Other liabilities	9,635	8,953
Long-term debt, net of current maturities	257,000	280,125

Total liabilities	299,657	313,004
Member’s equity	143,036	154,895

Total liabilities and member’s equity	$442,693	$467,899

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Operating activities
Net loss	$(11,207)	$(6,095)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	21,567	20,310
Amortization of intangible assets	1,318	1,318
Amortization of deferred financing costs	1,067	965
Amortization of deferred drydocking assets	2,027	1,075
Accretion expense	98	92
Stock-based compensation	156	267
Deferred drydocking expenditures	(2,386)	(1,298)
Loss on derivative	—	3,722
Loss on equity investment of unconsolidated affiliate	127	78
(Gain) loss on sale of assets	(66)	5
Changes in operating assets and liabilities:
Accounts receivable	6,473	19,005
Materials and supplies	(1,048)	(159)
Prepaid expenses and other assets	(4,485)	(3,818)
Other deferred liabilities	682	(1,624)
Accounts payable and accrued expenses	8,522	(5.836)

Net cash provided by operating activities	22,845	28,007

Investing activities
Additions to property and equipment	(9,324)	(9,396)
Proceeds from sale of assets	230	70
Distributions from unconsolidated affiliate	325	200

Net cash used in investing activities	(8,769)	(9,126)

Financing activities
Repayment of debt	(43,125)	(6,664)
Issuance of debt	20,000	—
Payment of deferred financing costs	(92)	—

Net cash used in financing activities	(23,217)	(6,664)

Net change in cash	(9,141)	12,217
Cash at beginning of period	11,631	11,616

Cash at end of period	$2,490	$23,833

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$14,016	$12,795
The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries
Consolidated Statement of Changes in Member’s Equity
(Dollars in thousands, except share amounts)

				Accumulated
	Common Interests		Additional	Other		Total
	Common		Paid-in	Comprehensive	Retained	Member’s
	Interests	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2009	100	$173,000	$2,304	$308	$(20,717)	$154,895

Net loss	—	—	—	—	(11,207)	(11,207)
Change in fair value of derivative	—	—	—	(808)	—	(808)
Stock-based compensation	—	—	156	—	—	156

Balance at June 30, 2010	100	$173,000	$2,460	$(500)	$(31,924)	$143,036

The accompanying notes are an integral part of these consolidated financial statements.

UNITED MARITIME GROUP, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. The Company and Nature of Business
In this quarterly report, unless the context otherwise requires, or unless specifically stated otherwise, references to the terms “we,” “our,” “us” and the “Company” refer to United Maritime Group, LLC, United Maritime Group Finance Corp. (“Finance Corp.”) and all of their subsidiaries that are consolidated under U.S. generally accepted accounting principles (“GAAP”).
Nature of Business and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. Subsequent events have been evaluated through August 16, 2010.
The accompanying unaudited consolidated financial statements should be read in conjunction with our December 31, 2009 audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4 (Registration No. 333-165796) (the “Registration Statement”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of the Company for the periods covered thereby. The accompanying unaudited consolidated financial statements include the accounts of United Maritime Group, LLC (“United Maritime”) and its wholly owned subsidiaries (U.S. United Ocean Services, LLC, U.S. United Bulk Terminal, LLC, U.S. United Barge Line, LLC, U.S. United Bulk Logistics, LLC, UMG Towing Company, LLC and U.S. United Inland Services, LLC). United Maritime is a wholly owned subsidiary of GS Maritime Intermediate Holding LLC, a Delaware limited liability company (“GS Intermediate”). GS Intermediate is a wholly owned subsidiary of GS Maritime Holding LLC, a Delaware limited liability company (“GS Maritime”). The Company’s principal operations are to provide transportation services by barges or ocean-going vessels and materials handling and storage for water-based transportation. All intercompany balances and transactions have been eliminated in consolidation.
The member’s liability of United Maritime is limited by all protection available under Florida limited liability company law. The life of United Maritime is indefinite.
2. Significant Accounting Policies
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles, as codified in FASB ASC Topic 105, Generally Accepted Accounting Principles. This standard establishes only two levels of GAAP, authoritative and non-authoritative. The FASB ASC became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the ASC was not intended to change or alter existing GAAP, the adoption of SFAS No. 168 on July 1, 2009, did not have any impact on the Company’s financial statements other than to change the numbering system prescribed by the FASB ASC when referring to GAAP.
Accounting Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. Despite the intention to establish accurate estimates and use reasonable assumptions, actual results could differ from the Company’s estimates and such differences could be material.
Comprehensive Income (Loss)
Accounting Standards Codification (“ASC”), Comprehensive Income (“ASC 220”), established standards for the reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. ASC 220 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported other comprehensive gains and losses in its unaudited consolidated statements of changes in member’s equity.

Inventory Costs
Materials and supplies, including fuel costs, are stated at the lower of cost or market using the average cost method.
Revenue
Revenue is primarily derived from coal, phosphate, and grain transportation (among other cargoes), and transfer and storage services to unaffiliated entities. Revenues from transportation and transfer services are recognized as services are rendered. Revenue from certain transportation services are recognized using the percentage of completion method, which includes estimates of the distance traveled or time elapsed compared to the total estimated contract. Storage revenue is recognized monthly based on the volumes held at the storage facility over the contract grace period.
In 2008, the Company entered into an agreement with Tampa Electric Company that began on January 1, 2009, and extends through 2014. The new agreement provides for the provision of transportation, transfer, and blending services for coal, which totals will decline over the life of the contract as a result of Tampa Electric Company’s diversification of transportation modes, particularly to rail. Tampa Electric Company is a wholly owned subsidiary of TECO Energy Inc. (“TECO Energy”).
Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Additions, replacements and betterments are capitalized; maintenance and repairs are charged to expense as incurred. Items sold or retired are removed from the assets and accumulated depreciation accounts and any resulting gains or losses are properly included in the consolidated statements of operations and comprehensive loss.
Planned Major Maintenance
In accordance with the guidance for planned major maintenance activities, expenditures incurred during a drydocking are deferred and amortized on a straight-line basis over the period until the next scheduled drydocking, generally two and a half years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the vessel’s maintenance that is required by the Coast Guard and/or vessel classification society regulation. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for routine maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred.
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers primarily in North America conducting business in the utility, metallurgical, phosphate and grain industries. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. The Company assesses the risk of non-performance of the derivatives in determining the fair value of the derivative instruments in accordance with ASC No. 820 (“ASC 820”), Fair Value Measurements.
Asset Impairment
The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment and ASC No. 205 Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. There were no impairments during the six months ended June 30, 2010 or June 30, 2009.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued guidance requiring entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this guidance require expanded disclosures concerning where derivatives are recorded on the consolidated balance sheet and where gains or losses are recognized in the consolidated results of operations. The Company has adopted the disclosure provisions as of January 1, 2009.
Furthermore, in January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6, “Improving Disclosures about Fair Value Measurements,” which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the interim disclosure requirements under this Topic with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.
The Company applies the provisions of ASC No. 815, Derivatives and Hedging. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair values of those instruments as either components of other comprehensive income (“OCI”) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying transaction.
In December 2007, the Company entered into a derivative contract to limit the exposure to interest rate fluctuations associated with its variable rate debt instruments. The derivative contract was designated as a cash flow hedge. The hedge was for three years and would have expired on December 31, 2010. In December 2009, the Company retired its debt obligations and the derivative contract was paid in full. As of December 31, 2009, the interest hedge liability balance was $0 with the balance of the interest hedge charged to interest expense as of December 31, 2009.
The Company entered into derivative contracts to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2012, and settle monthly. As of June 30, 2010, the current asset portion of the hedge was valued at $0.1 million and recorded as a current asset, offset by the current liability portion of the hedge valued at $(0.6) million recorded in other liabilities. As of December 31, 2009 the current portion of the hedge valued at $0.3 million was recorded in current assets. During the six month period ended June 30, 2010, the Company recognized an expense of $0.04 million, and for the six month period ended June 30, 2009, the Company recognized a reduction in expense of $0.2 million. We previously had fuel hedges that were “out of the money,” but these were terminated early in December 2008. However, due to accounting requirements, we amortized those hedges through the end of December 2009 for which we recorded $3.7 million for the six month period ended June 30, 2009.
ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which of these assets and liabilities must be grouped based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies is as follows:
Level 1 — Quoted prices for identical assets and liabilities in active markets.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs for the assets or liabilities.

As of June 30, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis including fuel hedge agreements. Cash are reflected in the consolidated financial statements at their carrying value, which approximates their fair value due to their short maturity.
The carrying values of the Company’s long-term debt approximate fair value due either to the length to maturity or the existence of interest rates that approximate prevailing market rates as disclosed in these unaudited consolidated financial statements.
The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2010 and December 31, 2009.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$73	$—	$73	$—

Total	$73	$—	$73	$—

Other liabilities:
Fuel hedge	$574	$—	$574	$—

Total	$574	$—	$574	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$308	$—	$308	$—

Total	$308	$—	$308	$—

Asset Retirement Obligations
The Company has recognized liabilities for retirement obligations associated with certain long-lived assets, in accordance with ASC No. 410, Asset Retirement and Environmental Obligations. An asset retirement obligation for a long-lived asset is recognized at fair value at inception of the obligation, if there is a legal obligation under an existing or enacted law or statute, a written or oral contract, or by legal construction under the doctrine of promissory estoppels. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment, or sale of a long-lived asset.
When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The liability must be revalued each period based on current market prices.
The Company recognized accretion expense associated with asset retirement obligations for each of the six month periods ended June 30, 2010 and 2009 of $0.1 million. During these periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations were necessary.

Deferred Financing Costs
On December 4, 2007 (the “Acquisition Date”), the Company incurred deferred financing costs of $10.2 million in connection with the incurrence of indebtedness that was used to finance the acquisition of the Company (the “Acquisition”). These costs were being amortized over the life of the debt using the straight line method which closely approximated the effective interest method and were classified as interest expense. In December 2009, the Company refinanced all of the indebtedness that was incurred in connection with the Acquisition and the unamortized deferred financing costs of $6.4 million associated with such indebtedness were written off. In addition, the Company incurred $10.3 million in financing costs in connection with the issuance of $200 million of senior secured notes due June 15, 2010 (the “Senior Secured Notes”) and the entry into a new asset based loan facility (the “ABL”), each of which occurred in December 2009. Such financing costs were deferred and are classified as deferred financing costs at December 31, 2009 and June 30, 2010. During each of the six month periods ended June 30, 2010 and 2009, the Company amortized $1.1 million and $1.0 million, respectively.
3. Long-Term Debt
In connection with the Acquisition, the Company incurred $305 million of debt. A first lien credit agreement provided for a $205 million term loan. A second lien credit agreement provided for an additional $100 million of indebtedness. In December 2009, this indebtedness was refinanced and retired with the proceeds received from the issuance of the Senior Secured Notes and borrowings under the ABL. As of June 30, 2010, the aggregate principal amount of indebtedness outstanding under the ABL was $57.0 million.
Interest on the Senior Secured Notes is payable semi-annually, commencing June 15, 2010. The Senior Secured Notes mature and are due on June 15, 2015. The interest rate on the Senior Secured Notes is fixed at 11.75% per annum. No principal payments are due until maturity, subject to early required mandatory prepayment provisions set forth in the indenture governing the Senior Secured Notes.
The interest on the ABL is payable monthly, commencing December 31, 2009. No principal payments are due until maturity on December 22, 2013, subject to early required mandatory prepayment provisions set forth in the credit agreement for the ABL. The interest rate under the ABL as of June 30, 2010 was 4.125%, which reflects a rate of LIBOR plus the applicable margin of 3.75%.
The following is a schedule by year of approximate future minimum debt payments as of June 30, 2010:

(In millions of dollars)
2013	$57.0
2014	—
2015	200.0

Total	$257.0

The Company’s debt agreements contain various restrictive covenants, including the maintenance of certain financial ratios, limitations on the ability to pay dividends, incur debt or subject assets to liens. At June 30, 2010, the Company was in compliance in all material respects with all applicable covenants set forth in the indenture governing the Senior Secured Notes and the credit agreement governing the ABL.
4. Member’s Equity
In December 2007, our management team partnered with Greenstreet Equity Partners, LLC, Jefferies Capital Partners, AMCI Capital L.P. and an affiliate of First Reserve Corporation to acquire the Company from TECO Energy. We refer to the foregoing entities collectively as the “Equity Sponsors”.
On December 4, 2007, GS Maritime issued 100,000 Class A Membership Units to the Equity Sponsors and certain members of our management team. The total member contribution for the Class A Membership Units was $173 million. In connection with the closing of the Acquisition, GS Maritime also issued 9,890 Profit Units for the benefit of directors and employees of the Company. On August 14, 2008, an additional 1,649 Profit Units were issued, bringing the total number of issued and outstanding Profit Units to 11,539. An aggregate of 1,838 Profit Units were forfeited in connection with the departure of certain employees of the Company.

The GS Maritime Profit Units are issued to certain Company employees, certain members of the Board of Directors, and others at the discretion of GS Maritime’s Board of Directors. GS Maritime’s Board of Directors has the discretion to issue units at any time, including Profit Units. The Profit Units granted to employees are divided into time-based and performance-based vesting. The time-based units vest over 60 months. Assuming continued employment of the employee with the Company, 20% vest on the first anniversary of the grant date, and the remaining 80% vest in four equal installments on the second, third, fourth, and fifth anniversaries of the grant date. The performance-based units vest based on certain performance conditions being met or achieved and, in all cases, assuming continued employment. The performance conditions relate to holders of Class A Membership Units receiving a specified multiple on their investment upon a liquidation event. If an employee is terminated, GS Maritime may repurchase the employee’s vested Profit Units.
For purposes of determining the compensation expense associated with Profit Unit grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the binomial option pricing model to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies.
For the grant of Profit Units made in December 2007, the Company used the following valuation assumptions: a term of 5 years, which is based on the expected term in which the units will be realized, a risk free interest rate of 3.28%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 40.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 5%, will be recognized in expense in the Company’s financials statements on an accelerated recognition basis over the requisite service periods of the awards.
For the grant of Profit Units made in August 2008, the Company used the following valuation assumptions: a term of five years, which is based on the expected term in which the units will be realized, a risk-free interest rate of 3.00%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 48.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 10%, will be recognized in expense in the Company’s financials statements on an accelerated recognition basis over the requisite service periods of the awards.
In accordance with ASC No. 718, Compensation — Stock Compensation, the Company recorded stock-based compensation expense for the six months ended June 30, 2010 and 2009 of $0.2 million and $0.3 million, respectively, which is included in administrative and general expense in the consolidated statements of operations and comprehensive loss. The activity under the plan for the six months ended June 30, 2010 is presented below.

		Weighted Average
	Profit Units	Grant Date
	Outstanding	Fair Value

Non-vested balance at end of period December 31, 2009	7,374	$311.52
Units granted	—	—
Units forfeited	(321)	$388.93
Vested	—	—

Non-vested balance at end of period June 30, 2010	7,053	$315.86

As of June 30, 2010, there was approximately $1.4 million of total unrecognized compensation expense related to the Profit Units. These costs are expected to be recognized over a weighted average period of 3 years.
5. Intangible Assets and Sale-Leasebacks
The Company has assessed all acquired operating leases in order to determine whether the lease terms were favorable or unfavorable given market conditions on the Acquisition Date. As a result, the Company recorded a favorable lease intangible asset for $11.9 million. Also in connection with the Acquisition, an acquired intangible asset of $22.0 million was assigned to customer relationships, which are subject to amortization with a weighted average useful life of approximately 10 years.

Amortization of intangible assets is charged to expense on a straight-line basis in the accompanying consolidated statements of operations and comprehensive loss. If impairment events occur, the Company could accelerate the timing of purchased intangible asset charges. For each of the six month periods ended June 30, 2010 and 2009, amortization expense related to the intangible assets acquired and the intangible liability assumed was $1.3 million.
A summary of intangible assets at June 30, 2010 and 2009 follows (dollars in thousands):

		December 31,		June 30,
		2009		2010
	Asset Life	Balance	Amortization	Balance
Favorable Lease — Barges	13.5 years	$1,498	$54	$1,444
Favorable Lease — Ocean Vessels	6 years	13,426	439	12,987
Favorable Lease — Davant facility	21 years	998	17	981
Unfavorable Lease — Davant facility	22 years	(7,240)	(115)	(7,125)
Customer Relationship (Contracts)	10 years	15,382	923	14,459

Total		$24,064	$1,318	$22,746

		December 31,		June 30,
		2008		2009
	Asset Life	Balance	Amortization	Balance
Favorable Lease — Barges	13.5 years	$1,605	$54	$1,551
Favorable Lease — Ocean Vessels	6 years	14,305	439	13,866
Favorable Lease — Davant facility	21 years	1,032	17	1,015
Unfavorable Lease — Davant facility	22 years	(7,469)	(115)	(7,354)
Customer Relationship (Contracts)	10 years	17,227	923	16,304

Total		$26,700	$1,318	$25,382

Estimated future amortization expense is as follows at June 30, 2010:

(Dollars in thousands)
2010	$1,318
2011	2,636
2012	2,636
2013	12,548
2014	1,758
Thereafter	1,849
In April 2008, the FASB issued guidance amending the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. This guidance requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted this guidance on January 1, 2009 and has applied it prospectively to intangible assets acquired after the effective date.

6. Property and Equipment
Property and equipment consists of the following (dollars in thousands):

	Average
	Useful Lives	June 30,	December 31,
	in Years	2010	2009
	(unaudited)
Land		$7,025	$7,025
Buildings	1 – 30	4,468	4,446
Vessels	1 – 28	364,833	361,344
Terminals	1 – 35	55,532	54,102
Machinery	1 – 20	11,095	10,086
Other	1 – 20	8,656	7,612
Work in progress		4,910	3,284

Total costs		456,519	447,899
Accumulated depreciation		(105,371)	(84,343)

Property and equipment, net		$351,148	$363,556

7. Employee Postretirement Benefits
401(k) Savings Plan
The Company has a 401(k) savings plan covering substantially all employees of the Company that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. Effective December 4, 2007, the Company and its subsidiaries’ employer matching contributions were 100% of up to 6% of eligible participant contributions. For the six months ended June 30, 2009, the Company recognized $0.8 million in expense. These expenses are reflected in the administrative and general expense financial statement line item in the Company’s consolidated statements of operations and comprehensive loss. Effective May 5, 2009, the Company discontinued the employer contribution to this plan until further notice. Effective July 1, 2010, the Company reinstated the employer matching contribution of 50% of up to 6% of eligible participant compensation.
Defined Contribution Plan
On December 4, 2007, the Company established a defined contribution plan. The plan is funded entirely by the Company. Funding levels per employee are determined by the employee’s service time with the Company and the employee’s age. The funding levels per year are discretionary and range from 0.0% to 5%. Employees are vested after being with the Company three years. Effective January 1, 2009 the Company discontinued the employer contribution to this plan until further notice and incurred no expense related to the plan for the six month periods ended June 30, 2010 and 2009.
8. Income Taxes
At the Acquisition Date, United Maritime and all of its subsidiaries were converted from corporations into limited liability companies (each treated as a partnership for federal income tax purposes). As of December 4, 2007, the Company is no longer subject to federal income tax. State income taxes are immaterial in the periods presented.
9. Related Parties
The Company and its subsidiaries enter into certain transactions, in the ordinary course of business, with entities in which directors of the Company or the Equity Sponsors have interests. In addition, the Company is party to a financial consulting and management services agreement with the Equity Sponsors. For each of the six month periods ended June 30, 2010 and 2009, the Company incurred management fees under the financial consulting and management services agreement of $0.8 million, which is classified as administrative and general expense in the Company’s unaudited consolidated statements of operations and comprehensive loss. In addition, approximately $0.4 million of expenses were incurred for each of the six month periods ended June 30, 2010 and 2009, in the normal course of business for legal services, regulatory compliance, and other services that are with related party vendors.

10. Commitments and Contingencies
Litigation
The Company is involved in various legal proceedings that have arisen in the ordinary course of business. In the opinion of the Company’s management, all such proceedings are adequately covered by insurance or, if not so covered, should not result in any liability which would have a material adverse effect on the consolidated financial position or consolidated operations of the Company.
Operating Leases
The Company rents real property, boats and barges under certain non-cancelable operating leases expiring at various dates through 2029, excluding renewal options. Certain of the leases require the lessee to pay property taxes or are subject to escalating rent clauses. In addition, one lease requires contingent rental payments based on tonnage shipped. This contingent rental, as well as the related minimum rental payment, fluctuates with the Producers Price Index and the Consumer Price Index.
Rental expense for the six months ended June 30, 2010 and 2009 amounted to approximately $8.4 million and $8.0 million, respectively. Rental expense is included in the operating expenses financial statement line item in the unaudited consolidated statements of operations and comprehensive loss. The following is a schedule by year of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2010 (dollars in thousands):

2010	$6,691
2011	11,722
2012	11,546
2013	10,052
2014	5,349
Thereafter	46,101

Total minimum lease payments	$91,461

Other
As of June 30, 2010, certain financial institutions had issued letters of credit on behalf of the Company with an aggregate face amount of approximately $3.7 million, none of which had been drawn as of June 30, 2010.
11. Business Segments
United Maritime has three reportable business segments: United Bulk Terminal, United Ocean Services, and United Barge Line. United Maritime records the corporate activity under the caption “Other.” The United Bulk Terminal segment includes barge and vessel unloading and loading, and fleeting and shifting. The United Ocean Services segment provides transportation services on domestic and international voyages. The United Barge Line segment includes transporting, fleeting, shifting, and repair services along the Inland Waterways consisting of the Mississippi River, the Ohio River, the Illinois River and their tributaries (collectively known as “ Inland Waterways”).
Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies.
Intercompany sales are eliminated upon consolidation.
Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments
	United Bulk	United Ocean	United Barge		Intersegment
	Terminal	Services	Line	Other(1)	Eliminations	Total
	(Dollars in thousands)
Three months ended June 30, 2010
Total revenue	$10,027	$33,927	$33,849	$3,098	$—	$80,901
Intersegment revenues	—	—	—	—	(3,387)	(3,387)

Revenue from external customers	10,027	33,927	33,849	3,098	(3,387)	77,514
Operating expense
Operating expenses	4,356	19,526	23,821	—	(288)	47,415
Maintenance and repairs	2,189	5,987	1,075	—	—	9,251
Depreciation and amortization	1,323	5,352	4,953	39	—	11,667
Loss (gain) on disposition of equipment	72	1	(55)	—	—	18
Administrative and general	2,024	3,265	3,496	3,098	(3,099)	8,784

Total operating expenses	9,964	34,131	33,290	3,137	(3,387)	77,135

Operating income (loss)	$63	$(204)	$559	$(39)	$—	$379

Total assets	$72,792	$183,669	$181,278	$416,740	$(411,786)	$442,693
Total capital expenditures	$2,824	$3,190	$1,402	$50	$—	$7,466

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk	United Ocean	United Barge		Intersegment
	Terminal	Services	Line	Other(1)	Eliminations	Total
	(Dollars in thousands)
Three months ended June 30, 2009
Total revenue	$7,018	$32,648	$25,542	$2,640	$—	$67,848
Intersegment revenues	—	—	—	—	(3,405)	(3,405)

Revenue from external customers	7,018	32,648	25,542	2,640	(3,405)	64,443
Operating expense
Operating expenses	3,036	16,756	18,629	—	(717)	37,704
Maintenance and repairs	1,320	2,858	830	—	—	5,008
Depreciation and amortization	1,199	4,909	4,910	—	—	11,018
Loss (gain) on disposition of equipment	—	—	(10)	—	—	(10)
Administrative and general	1,679	3,348	3,897	2,640	(2,688)	8,876

Total operating expenses	7,234	27,871	28,256	2,640	(3,405)	62,596

Operating income (loss)	$(216)	$4,777	$(2,714)	$—	$—	$1,847

Total assets	$86,430	$250,014	$291,772	$602,221	$(742,275)	$488,162
Total capital expenditures	$2,851	$491	$1,452	$40	$—	$4,834

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk	United Ocean	United Barge		Intersegment
	Terminal	Services	Line	Other(1)	Eliminations	Total
	(Dollars in thousands)
Six months ended June 30, 2010
Total revenue	$20,409	$71,280	$63,294	$6,241	$—	$161,224
Intersegment revenues	—	—	—	—	(6,846)	(6,846)

Revenue from external customers	20,409	71,280	63,294	6,241	(6,846)	154,378
Operating expense
Operating expenses	8,524	42,127	46,129	—	(604)	96,176
Maintenance and repairs	3,792	8,697	2,110	—	—	14,599
Depreciation and amortization	2,523	10,516	9,867	77	—	22,983
Loss (gain) on disposition of equipment	72	1	(139)	—	—	(66)
Administrative and general	4,060	6,446	6,881	6,241	(6,235)	17,393

Total operating expenses	18,971	67,787	64,848	6,318	(6,839)	151,085

Operating income (loss)	$1,438	$3,493	$(1,554)	$(77)	$(7)	$3,293

Total assets	$72,792	$183,669	$181,278	$416,740	$(411,786)	$442,693
Total capital expenditures	$3,413	$4,375	$1,486	$50	$—	$9,324

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk	United Ocean	United Barge		Intersegment
	Terminal	Services	Line	Other(1)	Eliminations	Total
	(Dollars in thousands)
Six months ended June 30, 2009
Total revenue	$16,429	$72,734	$53,778	$5,315	$—	$148,256
Intersegment revenues	—	—	—	—	(6,816)	(6,816)

Revenue from external customers	16,429	72,734	53,778	5,315	(6,816)	141,440
Operating expense
Operating expenses	7,021	38,225	38,567	—	(1,502)	82,311
Maintenance and repairs	2,757	5,231	2,354	—	—	10,342
Depreciation and amortization	2,385	9,544	9,791	—	—	21,720
Loss (gain) on disposition of equipment	—	—	5	—	—	5
Administrative and general	3,407	6,612	6,630	5,315	(5,315)	16,649

Total operating expenses	15,570	59,612	57,347	5,315	(6,817)	131,027

Operating income (loss)	$859	$13,122	$(3,569)	$—	$1	$10,413

Total assets	$86,430	$250,014	$291,772	$602,221	$(742,275)	$488,162
Total capital expenditures	$1,271	$7,278	$837	$10	$—	$9,396

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

12. Debtor Guarantor Financial Statements
Condensed Consolidating Balance Sheet as of June 30, 2010
Unaudited
(Dollars in thousands)

		Guarantor		Consolidated
	Parent	Subsidiaries	Eliminations	Totals

ASSETS
Current assets:
Cash	$2,111	$379	$—	$2,490
Accounts receivable trade, net of allowance for doubtful accounts	240,918	35,221	(248,463)	27,676
Materials and supplies	—	16,549	—	16,549
Prepaid expenses and other current assets	622	7,160	—	7,782

Total current assets	243,651	59,309	(248,463)	54,497
Property and equipment, net	429	350,719	—	351,148
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing costs, net of amortization	9,337	—	—	9,337
Other assets	—	4,965	—	4,965
Intangible asset, net of amortization	—	22,746	—	22,746

Total	$416,740	$437,739	$(411,786)	$442,693

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$7,450	$267,397	$(248,463)	$26,384
Accrued expenses and other current liabilities	1,170	2,689	—	3,859

Total current liabilities	8,620	270,086	(248,463)	30,243
Other deferred liabilities	—	12,414	—	12,414
Notes payable — long term debt	257,000	—	—	257,000
Member’s equity	151,120	155,239	(163,323)	143,036

Total	$416,740	$437,739	$(411,786)	$442,693

Condensed Consolidating Balance Sheet as of December 31, 2009
Unaudited
(Dollars in thousands)

		Guarantor		Consolidated
	Parent	Subsidiaries	Eliminations	Totals

ASSETS
Current assets:
Cash	$11,261	$370	$—	$11,631
Accounts receivable trade, net of allowance for doubtful accounts	448,997	264,040	(680,396)	32,641
Materials and supplies	—	15,501	—	15,501
Prepaid expenses and other current assets	578	4,558	—	5,136

Total current assets	460,836	284,469	(680,396)	64,909
Property and equipment, net	456	363,100	—	363,556
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing fees	10,312	—	—	10,312
Other assets	—	5,058	—	5,058
Intangible asset	—	24,064	—	24,064

Total	$634,927	$676,691	$(843,719)	$467,899

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$188,583	$510,775	$(680,396)	$18,962
Accrued expenses and other current liabilities	704	1,579	—	2,283

Total current liabilities	189,287	512,354	(680,396)	21,245
Other deferred liabilities	—	11,634	—	11,634
Notes payable — long term debt	280,125	—	—	280,125
Member’s equity	165,515	152,703	(163,323)	154,895

Total	$634,927	$676,691	$(843,719)	$467,899

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
Unaudited
(Dollars in thousands)

		Guarantor		Consolidated
	Parent	Subsidiaries	Eliminations	Totals

Revenue	$3,098	$77,803	$(3,387)	$77,514
Operating expenses	—	56,954	(288)	56,666

Administrative and general	3,098	8,785	(3,099)	8,784
Depreciation and amortization	39	11,628	—	11,667
(Gain) loss on sale of assets	—	18	—	18

Operating income (loss)	(39)	418	—	379
Interest expense, net	7,228	—	—	7,228
Other (income) expense, net	—	(69)	—	(69)

Net income (loss)	$(7,267)	$487	$—	$(6,780)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
Unaudited
(Dollars in thousands)

		Guarantor		Consolidated
	Parent	Subsidiaries	Eliminations	Totals

Revenue	$2,640	$65,208	$(3,405)	$64,443
Operating expenses	—	43,429	(717)	42,712

Administrative and general	2,640	8,924	(2,688)	8,876
Depreciation and amortization	—	11,018	—	11,018
(Gain) loss on sale of assets	—	(10)	—	(10)

Operating income	—	1,847	—	1,847
Interest expense, net	—	6,260	—	6,260
Other (income) expense, net	—	1,797	—	1,797

Loss before tax provision	—	(6,210)	—	(6,210)
Tax provision	—	18	—	18

Net income (loss)	$—	$(6,228)	$—	$(6,228)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010
Unaudited
(Dollars in thousands)

		Guarantor		Consolidated
	Parent	Subsidiaries	Eliminations	Totals

Revenue	$6,241	$154,983	$(6,846)	$154,378
Operating expenses	—	111,379	(604)	110,775

Administrative and general	6,241	17,387	(6,235)	17,393
Depreciation and amortization	77	22,906	—	22,983
(Gain) loss on sale of assets	—	(66)	—	(66)

Operating income (loss)	(77)	3,377	(7)	3,293
Interest expense, net	14,473	—	—	14,473
Other (income) expense, net	—	27	—	27

Net income (loss)	$(14,550)	$3,350	$(7)	$(11,207)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009
Unaudited
(Dollars in thousands)

		Guarantor		Consolidated
	Parent	Subsidiaries	Eliminations	Totals

Revenue	$5,315	$142,941	$(6,816)	$141,440
Operating expenses	—	94,155	(1,502)	92,653

Administrative and general	5,315	16,649	(5,315)	16,649
Depreciation and amortization	—	21,720	—	21,720
(Gain) loss on sale of assets	—	5	—	5

Operating income	—	10,412	1	10,413
Interest expense, net	—	12,716	—	12,716
Other (income) expense, net	—	3,774	—	3,774

Loss before tax provision	—	(6,078)	1	(6,077)
Tax provision	—	18	—	18

Net income (loss)	$—	$(6,096)	$1	$(6,095)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010
(Dollars in thousands)

		Guarantor		Consolidated
	Parent	Subsidiaries	Eliminations	Totals
Operating activities:
Net cash provided by operating activities	$14,117	$8,728	$—	$22,845
Investing activities:
Capital expenditures	(50)	(9,274)	—	(9,324)
Other investing activities	—	555	—	555

Net cash used in investing activities	(50)	(8,719)	—	(8,769)
Financing activities:
Net change in debt	(23,125)	—	—	(23,125)
Other financing activities	(92)	—	—	(92)

Net cash used in financing activities	(23,217)	—	—	(23,217)
Net (decrease) increase in cash	(9,150)	9	—	(9,141)
Cash, beginning of period	11,261	370	—	11,631

Cash, end of period	$2,111	$379	$—	$2,490

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009
(Dollars in thousands)

		Guarantor		Consolidated
	Parent	Subsidiaries	Eliminations	Totals
Operating activities:
Net cash provided by operating activities	$12,508	$15,499	$—	$28,007
Investing activities:
Capital expenditures	(10)	(9,386)	—	(9,396)
Other investing activities	—	270	—	270

Net cash used in investing activities	(10)	(9,116)	—	(9,126)
Financing activities:
New cash used in financing activities	(281)	(6,383)	—	(6,664)

Net increase in cash	12,217	—	—	12,217
Cash, beginning of period	11,285	331	—	11,616

Cash, end of period	$23,502	$331	$—	$23,833

13. Subsequent Events
Subsequent events and transactions have been evaluated through August 16, 2010, the date these statements were filed with the SEC.
The Mosaic Company (“Mosaic”) is a leading producer and marketer of concentrated phosphate rock and potash crop nutrients, from which we derived approximately 10% of our revenue for each of the fiscal year ended December 31, 2009 and the six-month period ended June 30, 2010. Based on publicly available information, we understand that the United States District Court for the Middle District of Florida entered a preliminary injunction on July 30, 2010 which impacts Mosaic’s federal wetlands permit for its South Fort Meade phosphate mine. On August 9, 2010, we received a letter from Mosaic claiming that, as a result of the preliminary injunction affecting the South Fort Meade phosphate mine, a “force majeure” event had occurred under our contract, which Mosaic indicated may cause it to curtail or suspend future shipments under our contract. Mosaic has filed a notice of appeal of the ruling and has filed a motion for a stay of injunction.  We are currently evaluating the circumstances and events surrounding the preliminary injunction to assess whether a force majeure event has in fact occurred and, if so, what the impact, if any, will be under the terms of the contract with Mosaic and on our business and operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Forward-Looking Statements” and “Risk Factors” in the Company’s Registration Statement, all of which are incorporated herein by reference. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with the Company’s audited and unaudited consolidated financial statements and related notes thereto in Item 1, “FINANCIAL STATEMENTS” in this quarterly report and the Company’s audited Consolidated Financial Statements for the year ended December 31, 2009 and related Notes that are contained in the Company’s Registration Statement.
General
We are a leading independent provider of dry bulk marine transportation services in the U.S.-flag coastwise, U.S. Government cargo preference and inland barge markets. We also own and operate the largest coal and petcoke terminal in the Gulf of Mexico, which is strategically located as the first inbound dry bulk terminal on the Mississippi River. We operate in three business segments: United Ocean Services, United Barge Line and United Bulk Terminal.
United Ocean Services (“UOS”)
UOS provides transportation services on domestic and international voyages. These services are contracted under single or consecutive voyage charters on a spot basis, or long-term contracts ranging from one to ten years. Most of the international voyages are performed under cargo preference programs, the most significant of which is Public Law 480 (“PL-480”). We charge for these services either on a per ton or per day basis. Under a per ton contract, we are generally responsible for all expenses including fuel. Revenues under these contracts are based on a per ton rate. We bear the risk of time lost due to weather, maintenance, and delay at docks which are not covered by demurrage. Demurrage is compensation due from the customer when there are delays at the dock that prevent the vessel from loading or unloading within the contract terms. Our contracts have fuel price mechanisms that limit our exposure to changes in fuel price. We also time charter our vessels, such that the customer has exclusive use of a particular vessel for a specified time period and rates are on a per day basis. We pay expenses related to the vessel’s maintenance and operation and the charterer is responsible for all voyage costs, including port charges and fuel.
Rates for UOS movements are based on the amount of freight demand relative to the availability of vessels to meet that demand. In the coastwise market, a significant portion of the movements are based on long-term contractual relationships. Vessels are often customized or particularly suited for individual customers, cargoes or trades. There has been a reduction in new movements and spot opportunities due to the economic downturn. Rates in the cargo preference trade are based on funding for such programs and the availability of U.S.-flag vessels. While cargoes transported have remained relatively steady, capacity in the cargo preference market has increased as charter rates in the international dry bulk market have declined, and as coastwise petroleum product movements have been reduced due to declining U.S. gasoline demand. As such, a number of dry bulk vessels and single-hulled product tankers capable of carrying limited grain cargoes have bid for preference cargoes. The single-hulled product tankers are unable to secure petroleum product movements due to customer preference and availability of double-hulled product tankers. These vessels are subject to the Oil Pollution Act of 1990 which, among other requirements, mandates the phase-out dates of single-hulled tank vessels from the petroleum product trade. We anticipate capacity in the cargo preference trade to diminish going forward as certain of the single-hulled product tankers are likely to leave the trade due to insufficient margins, as their specifications make transporting bulk cargoes generally more costly and operationally difficult, and as they are phased out of the petroleum product trade.

If customer requirements for movements of cargoes are reduced or spot employment is not available as a vessel completes its last movement, the vessel may be idle and not generate revenue. If this situation exists for an extended period of time, we may place a vessel in lay up status. While in lay up, all machinery is shut down, the crew is removed and the vessel is secured. Lay up minimizes the costs associated with the vessel, particularly fuel and crew costs. Due to diminished employment opportunities, we placed one tug-barge unit in lay up beginning in March 2009 and one tug-barge unit in lay up beginning in October 2009. This latter unit underwent required drydocking and maintenance and returned to service in the second quarter of 2010. An additional tug-barge unit was idled beginning in March 2010. We will monitor market conditions to determine if and when these units will be returned to service. Restoring a vessel back to active service may require time to hire crews and perform dry-docking or other maintenance required to ensure the vessel is fully compliant with Class and Coast Guard regulations.
Operating costs for UOS consist primarily of crewing, insurance, maintenance, lease, fuel and voyage-specific port and direct costs. Maintenance costs materially fluctuate in relation to the number and extent of regulatory drydockings in any given period. The cost associated with the U.S. Coast Guard and classification society mandated drydocking of vessels are accounted for as follows: (i) regulatory maintenance expenses are recorded as deferred costs and amortized over the period until the next scheduled dry-docking, (ii) routine maintenance expenses, such as inspections, docking costs and other normal expenditures, are expensed as incurred and (iii) costs relating to major steelwork, coatings or any other work that extends the life of the vessel are capitalized. Due to the age of our fleet and the nature of marine transportation, we have spent significant time and capital maintaining our vessels to ensure they are operating efficiently and safely.
United Barge Line (“UBL”)
UBL provides inland towboat and barge transportation services. UBL primarily performs these services under affreightment contracts, under which our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways on our barges, pushed primarily by our towboats. Affreightment contracts include both term and spot market arrangements.
Operating costs for UBL consist primarily of crewing, insurance, port costs, lease, maintenance and repairs, and fuel. Most of our term contracts have fuel price mechanisms which limit our exposure to changes in fuel price. However, our spot contracts do not have this mechanism and we therefore bear the risk of fuel price increases. In order to limit our exposure, we currently hedge 50% to 75% of our expected fuel exposure over the next twelve month period.
We primarily utilize our owned fleet of towboats for transporting our barges. To the extent one or more of our towboats has unused capacity, we use the vessel to provide outside towing services. Outside towing revenue is earned by moving barges for third party affreightment carriers at a specific rate per barge per mile moved. These barges are typically added to our existing tows. On limited occasions, we have contracted for the use of third party towboats.
Rates for inland dry cargo transportation are based on the amount of freight relative to the demand for barges available to load freight. Due to the impact of the current economic downturn on our customers’ shipments of commodities, the industry has experienced declines in both the amount of commodities shipped and rates. This has impacted the movement of coal and petcoke throughout our business and has reduced the northbound transport of raw steel, finished steel and other commodities at UBL.
United Bulk Terminal (“UBT”)
UBT provides transfer, storage and blending services. Contract types for UBT are primarily based on transfer of cargo (i) from barge to storage to vessel or (ii) from barge directly to vessel. These contracts include a storage allowance and rate structure for storage charges. They include a transfer rate that may contain annual escalation clauses. Within most of its contracts, UBT provides production guarantees to its customers. Production guarantees relate to the tons per hour rate that UBT will guarantee to load or unload their vessels. If they are not met, UBT owes demurrage to the customer; if they are met, UBT earns despatch, which is compensation for loading and unloading faster than the guaranteed rate. The majority of UBT revenue is generated from the transfer of cargoes.
Operating costs for UBT consist primarily of leases related to the property, power consumption, employee costs, and maintenance and repairs of facility equipment.

Business Segment Selected Financial Data
The following table sets forth, for the periods indicated, amounts derived from our unaudited consolidated financial statements:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Statement of Operations:
Revenue:
UOS	$33,927	$32,648	$71,280	$72,734
UBL	33,849	25,542	63,294	53,778
UBT	10,027	7,018	20,409	16,429
Other and eliminations	(289)	(765)	(605)	(1,501)

Total	$77,514	$64,443	$154,378	$141,440

Operating expenses: (1)
UOS	$25,513	$19,614	$50,824	$43,456
UBL	24,896	19,460	48,239	40,921
UBT	6,545	4,356	12,316	9,778
Other and eliminations	(288)	(718)	(604)	(1,502)

Total	$56,666	$42,712	$110,775	$92,653

Operating income:
UOS	$(204)	$4,777	$3,493	$13,122
UBL	559	(2,714)	(1,554)	(3,569)
UBT	63	(216)	1,438	859
Other and eliminations	(39)	—	(84)	1

Total	$379	$1,847	$3,293	$10,413

Balance Sheet (at end of period):

Total assets:
UOS	$183,669	$250,014	$183,669	$250,014
UBL	181,278	291,772	181,278	291,772
UBT	72,792	86,430	72,792	86,430
Other and eliminations	4,954	(140,054)	4,954	(140,054)

Total	$442,693	$488,162	$442,693	$488,162

(1)	Excludes administrative and general expenses, depreciation and amortization, and gain (loss) on sale of assets.
History and Transactions
We began operations in 1959 to provide waterborne transportation services for the coal purchased as fuel for Tampa Electric Company’s power generation facilities. We were part of Tampa Electric Company until 1980, when we became a wholly owned subsidiary as part of TECO Energy’s broader diversification. In December 2007, our management team partnered with the Equity Sponsors to acquire the Company from TECO Energy.
Basis of Presentation
The accompanying unaudited consolidated financial statements include the consolidated accounts of the Company for the periods prescribed for this reporting period.

These statements have been prepared using our basis in the assets and liabilities acquired in the purchase transaction. The acquisition was treated as a purchase and the assets so acquired were valued on our books at our assessments of their fair market value, as described below.
The unaudited consolidated financial statements included in this quarterly report may not necessarily reflect the consolidated financial position, operating results, changes in member’s equity and cash flows of the Company in the future.
Critical Accounting Policies
Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of sales and expenses during the reporting period. Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Item 1 of this quarterly report under the caption “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Note 2: Significant Accounting Policies”. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. Critical accounting estimates that affect the reported amounts of assets and liabilities on a going concern basis include amounts recorded as reserves for doubtful accounts, insurance claims and related receivable amounts, revenues and expenses on vessels using the percentage-of-completion method, valuation of fuel hedges, estimates of future cash flows used in impairment evaluations, liabilities for unbilled barge and boat maintenance, liabilities for unbilled harbor and towing services, and depreciable lives of long-lived assets. Estimates have varied from actual results due to specific events occurring that were unknown at the time of the estimate. Those events include items such as acquiring a back haul trip when it was not planned, unplanned vessel maintenance required and medical and property insurance claims.
Accounts Receivable
We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments, which is provided for in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customers’ receivables, considering customers’ financial condition, credit history and other current economic conditions. If a customer’s financial condition were to deteriorate which might impact its ability to make payment, then additional allowances may be required.
Revenue Recognition
Revenue is primarily derived from coal, phosphate and grain transportation (among other cargoes), and transfer and storage services to unaffiliated entities. Revenues from transportation and transfer services are recognized as services are rendered. Revenue from certain transportation services are recognized using the percentage of completion method, which includes estimates of the distance traveled and/or time elapsed compared to the total estimated contract. Storage revenue is recognized monthly based on the volumes held at the storage facility over the contract grace period. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts. If the global market were to unexpectedly deteriorate, our future revenue would be adversely affected.
Inventories
Materials and supplies, including fuel costs, are stated at the lower of cost or market using the average cost method. We regularly review inventory on hand and record provisions based on those reviews. Our term contracts contain provisions that allow us to pass through a significant portion of any fuel expense increase to our customer, thereby reducing, but not eliminating, our fuel price risk. We cannot predict the occurrence of market fluctuations that may significantly increase the costs of materials and supplies.

Property and Equipment
Property and equipment are stated at cost. As a result of the acquisition and the related application of purchase accounting to the acquired assets and liabilities, there is a new basis of property and equipment subsequent to the Acquisition Date. There are items that could affect this basis, which include assumptions that there is responsible ownership and management, competent crewing and ongoing maintenance, there are no significant potential environmental hazards associated with the equipment and the vessels are in compliance with all applicable international, federal, state or local regulations. Management is not aware of any impending events or situations that would negatively affect in any material respect the key assumptions used in the analysis.
Planned Major Maintenance
Expenditures incurred during a dry-docking are deferred and amortized on a straight-line basis over the period until the next scheduled dry-docking, generally two and a half years. The Company only includes in deferred dry-docking costs those direct costs that are incurred as part of the vessel’s maintenance that is required by the Coast Guard and/or classification society regulations. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for routine maintenance and repairs, whether incurred as part of the dry-docking or not, are expensed as incurred. If unforeseen maintenance issues were discovered during the dry-docking process, expenditures could be higher than anticipated.
Asset Retirement Obligations
An asset retirement obligation for a long-lived asset is recognized at fair value at inception of the obligation, if there is a legal obligation under an existing or enacted law or statute, a written or oral contract, or by legal construction under the doctrine of promissory estoppels. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment, or sale of a long-lived asset.
When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The liability must be revalued each period based on current market prices.
No new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations were necessary for the six months ended June 30, 2010. Unforeseen or unknown conditions of future long-lived assets or new governmental regulations applicable to such assets may result in unexpected retirement obligation costs.
Derivative Instruments and Hedging Activities
The Derivative and Hedging Topic of the FASB Codification requires companies to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Topic also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by the Derivative and Hedging Topic of the FASB Codification, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. If, due to unexpected market changes, the hedge product is not sufficient to cover our usage and price fluctuations, our expenses may be significantly impacted.

Long-lived Assets
The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow. There were no indications of impairment during the six months ended June 30, 2010 or June 30, 2009. An unexpected change in vessel market value could create an impairment, thereby resulting in an undetermined loss on the vessel.
Results of Operations
Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009
Revenue. Revenue increased to $77.5 million for the three months ended June 30, 2010 compared to $64.4 million for the three months ended June 30, 2009, an increase of $13.1 million or 20%.
UOS total revenue increased to $33.9 million for the three months ended June 30, 2010 from $32.6 million for the three months ended June 30, 2009, an increase of $1.3 million or 4%. UOS revenue from long-term contracts decreased to $17.9 million for the three months ended June 30, 2010 from $24.0 for the three months ended June 30, 2009, a decrease of $6.1 million or 25% due primarily to a decrease in contracted revenue. The combined UOS revenues from PL-480, spot and time charter increased to $15.3 million for the three months ended June 30, 2010 from $7.1 million for the three months ended June 30, 2009, an increase of $8.2 million, or 115%, due to higher specific voyage delivery expenses passed through to customers as additional revenue. Other UOS revenue decreased to $0.8 million for the three months ended June 30, 2010 from $1.5 million for the three months ended June 30, 2009, a decrease of $0.7 million, or 47%, due to demurrage and deadfreight revenue earned in the prior period. Deadfreight is a charge payable to us when a customer does not ship contracted minimum tons.
UBL total revenue increased to $33.8 million for the three months ended June 30, 2010 from $25.5 million for the three months ended June 30, 2009, an increase of $8.3 million or 33%. UBL revenue from open freight, which is generally coal and petcoke, increased to $11.6 million for the three months ended June 30, 2010 from $8.2 million for the three months ended June 30, 2009, an increase of $3.4 million or 41% due to more loaded ton-miles and higher southbound rates in 2010 than in 2009. Approximately $3 million of the increase was due to coal and petcoke volume being delivered to our UBT terminal. UBL revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $7.0 million for the three months ended June 30, 2010 from $5.3 million for the three months ended June 30, 2009, an increase of $1.7 million or 32% due to increases in volumes. Additionally, we moved some coal and petcoke in covered barges (after stacking covers), and this activity is booked in covered freight revenue accounts. UBL outside towing revenue earned by moving barges for other barge owners increased to $4.0 million for the three months ended June 30, 2010 from $2.9 million for the three months ended June 30, 2009, an increase of $1.1 million or 38%. UBL other revenue increased to $3.1 million for the three months ended June 30, 2010 from $1.7 million for the three months ended June 30, 2009, an increase of $1.4 million or 82% and is primarily due to increased fleeting services.
UBT total revenue increased to $10.0 million for the three months ended June 30, 2010 from $7.0 million for the three months ended June 30, 2009, an increase of $3.0 million or 43% due to increases in both volumes and rates obtained over the comparative periods, as well as an increase in storage revenues. Demurrage charges, which are recorded as a contra-revenue, also increased due to increasing barge delays at the terminal.
Operating Expenses. Operating expenses increased to $56.7 million for the three months ended June 30, 2010 from $42.7 million for the three months ended June 30, 2009, an increase of $14.0 million or 33%. Operating expenses for the three months ended June 30, 2010 were 73% of operating revenue, and for the three months ended June 30, 2009, were 66% of revenue. The increase was attributable to higher fuel costs, port costs and maintenance costs which impacted direct costs by $12.5 million.
Operating expenses for UOS increased to $25.5 million for the three months ended June 30, 2010 from $19.6 million for the three months ended June 30, 2009, an increase of $5.9 million or 30%. The increase in UBL operating expenses for the three months ended June 30, 2010 was primarily attributable to higher fuel costs and maintenance costs which impacted direct costs by $5.4 million.

Operating expenses for UBL increased to $24.9 million for the three months ended June 30, 2010 from $19.5 million for the three months ended June 30, 2009, an increase of $5.4 million or 28%. The largest increase in UBL operating expenses for the three months ended June 30, 2010 was attributable to higher fuel costs, which impacted direct costs by $4.0 million.
Operating expenses for UBT increased to $6.5 million for the three months ended June 30, 2010 from $4.4 million for the three months ended June 30, 2009, an increase of $2.1 million or 48%. The increase in UBT operating expenses for the three months ended June 30, 2010 was primarily driven by higher repairs and maintenance costs, as well as increased labor and port costs due to higher volumes handled.
Administrative and general. Administrative and general costs decreased to $8.8 million for the three months ended June 30, 2010 from $8.9 million for the three months ended June 30, 2009, a decrease of $0.1 million, or 1%. The decrease was primarily attributable to lower self-insurance costs.
Depreciation and Amortization. Depreciation and amortization increased to $11.7 million for the three months ended June 30, 2010 from $11.0 million for the three months ended June 30, 2009, an increase of $0.7 million or 6%. Substantially all of the increase is due to depreciation and amortization of capitalized improvements to UOS vessels undertaken in 2009 and 2010.
Other Income. Other income increased to a gain of $0.05 million for the three months ended June 30, 2010 from a loss of $1.8 million for the three months ended June 30, 2009, an increase of $1.85 million or 103%. The loss in 2009 was primarily attributable to the amortization of a loss on the early termination of fuel hedges at the end of 2008, which were being amortized through December 31, 2009. There is no similar loss being amortized in 2010.
Interest Expense. Interest expense increased to $7.2 million for the three months ended June 30, 2010 from $6.2 million for the three months ended June 30, 2009, an increase of $1.0 million or 16%. This increase was due primarily to the increase in interest on the Senior Secured Notes and ABL compared with the indebtedness that was retired in December 2009, offset by the expense recognized on the interest hedges in 2009.
Income Taxes. The Company is a limited liability company and is treated as a partnership for federal income tax purposes. Therefore it records no income tax provision.
Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009
Revenue. Revenue increased to $154.4 million for the six months ended June 30, 2010 compared to $141.4 million for the six months ended June 30, 2009, an increase of $12.9 million or 9%.
UOS total revenue decreased to $71.3 million for the six months ended June 30, 2010 from $72.7 million for the six months ended June 30, 2009, a decrease of $1.4 million or 2%. UOS revenue from long-term contracts decreased to $34.9 million for the six months ended June 30, 2010 from $43.5 for the six months ended June 30, 2009, a decrease of $8.6 million or 20% due to a decrease in contracted volumes. The combined UOS revenues from PL-480, spot and time charter increased to $35.1 million for the six months ended June 30, 2010 from $25.2 million for the six months ended June 30, 2009, an increase of $9.9 million, or 39%, due to higher specific voyage delivery expenses passed through to customers as additional revenue. Other UOS revenue decreased to $1.3 million for the six months ended June 30, 2010 from $4.0 million for the six months ended June 30, 2009, a decrease of $2.7 million, or 68%, due to demurrage and deadfreight revenue earned in the prior period. Deadfreight is a charge payable to us when a customer does not ship contracted minimum tons.
UBL total revenue increased to $63.3 million for the six months ended June 30, 2010 from $53.8 million for the six months ended June 30, 2009, an increase of $9.5 million or 18%. UBL revenue from open freight, which is generally coal and petcoke, increased to $22.1 million for the six months ended June 30, 2010 from $15.7 million for the six months ended June 30, 2009, an increase of $6.4 million or 41% due to $6.3 million in higher south bound volumes of coal and petcoke being delivered to our UBT terminal. UBL revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $13.2 million for the six months ended June 30, 2010 from $11.0 million for the six months ended June 30, 2009, an increase of $2.2 million or 20% due to increases in volumes. We transported coal and petcoke in covered barges (after stacking covers), and this activity is booked in covered freight revenue accounts. UBL outside towing revenue earned by moving barges for other barge owners increased to $7.5 million for the six months ended June 30, 2010 from $5.8 million for the six months ended June 30, 2009, an increase of $1.7 million or 29%. UBL other revenue increased to $5.9 million for the six months ended June 30, 2010 from $3.7 million for the six months ended June 30, 2009, an increase of $2.2 million or 59% due primarily to increased fleeting services.

UBT total revenue increased to $20.4 million for the six months ended June 30, 2010 from $16.4 million for the six months ended June 30, 2009, an increase of $4.0 million or 24% due to increases in both volumes and rates obtained over the comparative periods, as well as an increase in storage revenues. Demurrage charges, which are recorded as a contra-revenue, also increased due to increasing barge delays at the terminal.
Operating Expenses. Operating expenses increased to $110.8 million for the six months ended June 30, 2010 from $92.7 million for the six months ended June 30, 2009, an increase of $18.1 million or 20%. Operating expenses for the six months ended June 30, 2010 were 72% of operating revenue, and for the six months ended June 30, 2009, were 65% of revenue. The increase was attributable to higher fuel costs, port costs and maintenance costs which impacted direct costs by $18.1 million.
Operating expenses for UOS increased to $50.8 million for the six months ended June 30, 2010 from $43.5 million for the six months ended June 30, 2009, an increase of $7.3 million or 17%. The increase in UOS operating expenses for the six months ended June 30, 2010 was driven by higher fuel, port costs and repairs and maintenance costs of $8.9 million offset by lower labor costs of $1.4 million.
Operating expenses for UBL increased to $48.2 million for the six months ended June 30, 2010 from $40.9 million for the six months ended June 30, 2009, an increase of $7.3 million or 18%. The increase in UBL operating expenses for the six months ended June 30, 2010 was primarily attributable to higher fuel costs, which impacted direct costs by $6.2 million.
Operating expenses for UBT increased to $12.3 million for the six months ended June 30, 2010 from $9.8 million for the six months ended June 30, 2009, an increase of $2.5 million or 26%. The increase in UBT operating expenses for the six months ended June 30, 2010 was primarily driven by higher repairs and maintenance costs, as well as increased labor and port costs due to higher volumes handled.
Administrative and general. Administrative and general costs increased to $17.4 million for the six months ended June 30, 2010 from $16.6 million for the six months ended June 30, 2009, an increase of $0.8 million, or 5%. The increase was primarily attributable to outside professional services related to additional reporting and registration requirements of the financing completed in December 2009.
Depreciation and Amortization. Depreciation and amortization increased to $23.0 million for the six months ended June 30, 2010 from $21.7 million for the six months ended June 30, 2009, an increase of $1.3 million or 6%. Substantially all of the increase is due to depreciation and amortization of capitalized improvements to UOS vessels undertaken in 2009 and 2010.
Other Income. Other income increased to $0.04 million for the six months ended June 30, 2010 from a loss of $3.78 million for the six months ended June 30, 2009, an increase of $3.82 million or 101%. The loss in 2009 was primarily attributable to the amortization of a loss on the early termination of fuel hedges at the end of 2008, which were being amortized through December 31, 2009. There is no similar loss being amortized in 2010.
Interest Expense. Interest expense increased to $14.5 million for the six months ended June 30, 2010 from $12.7 million for the six months ended June 30, 2009, an increase of $1.8 million or 14%. This increase was due primarily to the increase in interest on the Senior Secured Notes and ABL compared with the indebtedness, offset by the expense recognized on the interest hedges in 2009.
Income Taxes. The Company is a limited liability company and is treated as a partnership for federal income tax purposes. Therefore it records no income tax provision.

Liquidity and Capital Resources
Our funding requirements include (i) maintenance of our marine fleet and terminal facility, (ii) interest payments and (iii) other working capital requirements. We do not currently anticipate any significant purchases of additional ocean-going vessels or inland towboats or barges. Our primary sources of liquidity are cash generated from operations and borrowings under the ABL.
We believe that our operating cash flow and amounts available for borrowing under the ABL will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.
The following were the net changes in operating, investing and financing activities for the periods presented:

	Six months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash flows provided by (used in):
Operating activities	$22,845	$28,007
Investing activities	(8,769)	(9,126)
Financing activities	(23,217)	(6,664)

Net increase (decrease) in cash	$(9,141)	$12,217

Cash Flows Provided by Operating Activities
Net cash provided by operating activities was $22.8 million for the six months ended June 30, 2010 as compared to $28.0 million for the six months ended June 30, 2009, a decrease of $5.2 million. The decrease in cash from operating activities was the result of higher operating loss before depreciation, amortization, loss on deferred financing costs upon retirement of the related debt obligation and other non-cash items.
Cash Flows Provided by Investing Activities
Net cash used in investing activities was $(8.8) million for the six months ended June 30, 2010 as compared to net cash used in investing activities of $(9.1) million for the six months ended June 30, 2009, a decrease in cash used of $0.3 million. The decrease in cash used in investing activities was primarily attributable to higher proceeds from sale of assets and distributions from an unconsolidated affiliate.
Cash Flows Provided by Financing Activities
Net cash used in financing activities was $(23.2) million for the six months ended June 30, 2010 as compared to net cash used in financing activities of $(6.7) million for the six months ended June 30, 2009, an increase in cash used of $16.5 million. The increase in cash used in financing activities was primarily attributable to the refinancing of our outstanding indebtedness in December 2009. As a result of the refinancing, the Company has determined to maintain a smaller cash balance in 2010 than was maintained in 2009 and to borrow under the ABL on an “as needed” basis.
Capital Expenditures
In 2010, we expect capital expenditures for maintenance and improvement of our vessel fleet, terminal and general capital equipment to be between $16.5 million and $22.5 million based on the timing of certain drydockings for UOS units. During the six months ended June 30, 2010, we incurred $9.3 million in capital expenditures.
Dry-dock expenditures for our ocean-going vessels are driven by Coast Guard and vessel classification society regulations and management’s own strict maintenance guidelines and associated dry-docking schedules, which require vessel dry-docking twice every five years. Management expects five of our vessels to dry-dock in 2010 and four in 2011. Although actual costs cannot presently be estimated with certainty, management also expects that future overhauls of both ocean-going and inland vessels in the next three to five years may require significantly higher capital expenditures due to new and anticipated environmental regulations that would require upgrades for reduced air emissions upon the “remanufacture” of marine diesel engines and the installation of ballast water management systems.

Contractual Obligations
The following is a tabular summary of our future contractual obligations as of June 30, 2010 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

						After	Total
	2010	2011	2012	2013	2014	2014	Obligations
	(In millions of dollars)

Senior Secured Notes	$—	$—	$—	$—	$—	$200.0	$200.0
Interest on Secured Notes (1)	11.8	23.5	23.5	23.5	23.5	11.8	$117.6
Asset Based Loan	—	—	—	57.0	—	—	57.0
Interest on ABL (2)	1.4	2.9	2.9	2.9	—	—	10.1
Operating Leases	6.7	11.7	11.5	10.1	5.3	46.1	91.4

Total	$19.9	$38.1	$37.9	$93.5	$28.8	$257.9	$476.1

(1)	Interest is calculated based on a fixed per annum rate of 11.75%.

(2)	The contractual obligations related to the ABL are calculated based on the level of borrowings at June 30, 2010, and the interest rate at that time of 4.125% and 0.75% calculated on the unused commitment line.
Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities
We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities. See the notes to the financial statements in Item 1, Note 7 for new accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Risk
Fuel Hedging Policy
We are exposed to various market risks, including changes in fuel prices. As of June 30, 2010, we had hedged a quantity of 1.8 million gallons, 3.5 million gallons and 1.0 million gallons in 2010, 2011, and 2012 respectively. These amounts represent 59% of our estimated 2010 UBL fuel exposure, 59% of our expected 2011 UBL fuel exposure, and 17% of our expected 2012 UBL fuel exposure. Our average heating oil swap price as of June 30, 2010 is $2.10 for 2010, $2.32 for 2011, and $2.32 for 2012.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued guidance requiring entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The provisions of this guidance require expanded disclosures concerning where derivatives are recorded on the consolidated balance sheet and where gains and losses are recognized in the consolidated results of operations. The Company has adopted the disclosure provisions as of January 1, 2009.
The Company applies the provisions of ASC No. 815, Derivatives and Hedging. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair values of those instruments as either components of other comprehensive income (“OCI”) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying transaction.

In December 2007, the Company entered into a derivative contract to limit the exposure to interest rate fluctuations associated with its variable rate debt instruments. The derivative contract was designated as a cash flow hedge. The hedge was for three years and would have expired on December 31, 2010. In December 2009, the Company refinanced its debt obligations and the derivative contract was paid in full. As of December 31, 2009, the hedge liability balance was $0.
The Company entered into derivative contracts during 2009 and 2010 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2012, and settle monthly. As of June 30, 2010, the current asset portion of the hedge was valued at $0.1 million and recorded as a current asset, offset by the current liability portion of the hedge valued at $(0.6) million recorded in other liabilities. As of December 31, 2009 the current portion of the hedge valued at $0.3 million was recorded in current assets. During the six month period ended June 30, 2010, the Company recognized an expense of $0.04 million, and for the six month period ended June 30, 2009, the Company recognized a reduction in expense of $0.2 million. We previously had fuel hedges that were “out of the money,” but these were terminated early in December 2008. However, due to accounting requirements, we amortized those hedges through the end of December 2009 for which we recorded $3.7 million for the six month period ended June 30, 2009.
ASC 820, Fair Value Measurements, requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which of these assets and liabilities must be grouped based on significant levels of inputs. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:
Level 1 — Quoted prices for identical assets and liabilities in active markets.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs for the assets or liability.
As of June 30, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis including fuel hedge agreements. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.
The carrying values of the Company’s long-term debt approximate fair value due either to the length to maturity or the existence of interest rates that approximate prevailing market rates as disclosed in these unaudited consolidated financial statements.
The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2010 and December 31, 2009.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$73	$—	$73	$—

Total	$73	$—	$73	$—

Other liabilities:
Fuel hedge	$574	$—	$574	$—

Total	$574	$—	$574	$—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$308	$—	$308	$—

Total	$308	$—	$308	$—

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers primarily in North America conducting business in the utility, metallurgical, phosphate and grain industries. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. The Company assesses the risk of nonperformance of the derivatives in determining the fair value of the derivatives instruments in accordance with ASC No. 820, Fair Value Measurements.
ITEM 4. CONTROLS AND PROCEDURES.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for new filers.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in various legal proceedings that have arisen in the ordinary course of business. In the opinion of the Company’s management, all such proceedings are adequately covered by insurance or, if not so covered, should not result in any liability which would have a material adverse effect on the consolidated financial position or consolidated operations of the Company.
ITEM 1A. RISK FACTORS.
There have not been any material changes in our risk factors as previously disclosed in our Registration Statement on Form S-4 (Registration No. 333-165796).
ITEM 5. OTHER INFORMATION.
Effective July 26, 2010, Walter Bromfield transitoned from his position as Chief Financial Officer (“CFO”) of United Maritime. Mr. Bromfield will remain with the Company as Senior Vice President, Finance, focusing on strategic planning processes, the improvement of internal financial literacy, and the transitioning of the new CFO.
Effective July 26, 2010, Jason Grant, age 38, became CFO and Executive Vice President of the Company. Prior to his employment with the Company, Mr. Grant served as the CFO and Senior Vice President of Atlas Air Worldwide Holdings. Prior to joining Atlas Air in 2002, Mr. Grant was a manager of the Financial Planning and Financial Analysis groups for American Airlines. Mr. Grant holds a Bachelors degree in Business Administration from Wilfrid Laurier University and a Masters degree in Business Administration from Simon Fraser University in Canada.
ITEM 6. EXHIBITS.
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.
ITEMS 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, United Maritime Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MARITIME GROUP, LLC
By:	/s/ Sal Litrico
Sal Litrico
Chief Executive Officer (duly authorized signatory and principal executive officer of the Company)

UNITED MARITIME GROUP, LLC
By:	/s/ Jason Grant
Jason Grant
Chief Financial Officer (duly authorized signatory, principal financial officer of the Company)
Date: August 16, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement for Jason Grant.

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Sal Litrico, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.