Form 10-Q
period 2010-09-30
United Maritime Group, LLC
filed 2010-11-12
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 333-165796

UNITED MARITIME GROUP, LLC

(Exact name of registrant as specified in its charter)

FLORIDA	59-2147756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 S. Harbour Island Blvd., Suite 230

Tampa, FL 33602

(Address of principal executive offices)

(813) 209-4200

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

PART I

ITEM 1.	FINANCIAL STATEMENTS

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenue
Revenue	$80,064	$72,003	$234,442	$213,443

Operating expenses
Operating expenses	47,896	44,612	144,072	126,923
Maintenance and repairs	7,867	6,967	22,466	17,309
Administrative and general	8,856	7,826	26,249	24,475
Depreciation	11,356	10,490	32,923	30,800
Amortization of intangible assets	659	659	1,977	1,977
Asset retirement obligation accretion expense	51	48	149	140
Loss (gain) on sale of assets	27	(23)	(39)	(18)

Total operating expenses	76,712	70,579	227,797	201,606

Operating income	3,352	1,424	6,645	11,837
Other income	837	509	937	535
Loss on derivative instruments	—	(1,860)	—	(5,582)
Equity in loss of unconsolidated affiliate	—	(192)	(127)	(270)
Interest charges:
Interest expense	6,634	5,794	20,041	17,547
Interest income	—	—	(1)	(2)
Amortization of deferred financing costs	536	485	1,603	1,450
Tax provision	—	9	—	27

Net loss	$(2,981)	$(6,407)	$(14,188)	$(12,502)
Other comprehensive loss
Change in net unrealized loss on cash flow hedges	811	11,853	3	(6,593)

Comprehensive (loss) income	$(2,170)	$5,446	$(14,185)	$(5,909)

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$930	$11,631
Accounts receivable trade, net of allowance for doubtful accounts of $446 and $573, respectively	30,543	32,641
Materials and supplies	18,198	15,501
Prepaid expenses and other current assets	5,841	5,136

Total current assets	55,512	64,909
Property and equipment	458,726	444,615
Work in progress	2,560	3,284
Accumulated depreciation	(116,597)	(84,343)

Property and equipment, net	344,689	363,556
Other assets:
Deferred financing costs, net of amortization of $1,603 and $0, respectively	8,801	10,312
Intangible assets, net of amortization of $7,541 and $5,564, respectively	22,087	24,064
Deferred drydocking costs, net	5,363	4,606
Investment in unconsolidated affiliate	—	452

Total other assets	36,251	39,434

Total assets	$436,452	$467,899

Liabilities and member’s equity
Current liabilities:
Accounts payable	$20,874	$18,962
Accrued expenses	9,514	2,096
Current derivative liability	141	187

Total current liabilities	30,529	21,245
Asset retirement obligation	2,831	2,681
Other liabilities	9,559	8,953
Long-term debt, net of current maturities	251,985	280,125

Total liabilities	294,904	313,004
Member’s equity	141,548	154,895

Total liabilities and member’s equity	$436,452	$467,899

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Operating activities
Net loss	$(14,188)	$(12,502)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	32,923	30,800
Amortization of intangible assets	1,977	1,977
Amortization of deferred financing costs	1,603	1,450
Amortization of deferred drydocking assets	3,024	2,033
Accretion expense	149	140
Stock-based compensation	338	401
Deferred drydocking expenditures	(3,781)	(2,624)
Loss on derivative instruments	—	5,582
Loss on equity investment of unconsolidated affiliate	127	270
Gain on sale of assets	(39)	(18)
Changes in operating assets and liabilities:
Accounts receivable	3,815	18,811
Materials and supplies	(2,697)	532
Prepaid expenses and other assets	(2,373)	(1,774)
Other liabilities	606	(2,504)
Accounts payable and accrued expenses	9,238	(5,846)

Net cash provided by operating activities	30,722	36,728

Investing activities
Additions to property and equipment	(14,248)	(13,202)
Proceeds from sale of assets	232	174
Distributions from unconsolidated affiliate	325	200

Net cash used by investing activities	(13,691)	(12,828)

Financing activities
Repayment of debt	(60,140)	(8,079)
Issuance of debt	32,000	—
Capital contribution by stockholder	500	—
Payment of deferred financing costs	(92)	—

Net cash used by financing activities	(27,732)	(8,079)

Net change in cash	(10,701)	15,821
Cash and cash equivalents, at beginning of period	11,631	11,616

Cash and cash equivalents, at end of period	$930	$27,437

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$15,462	$19,073

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statement of Changes in Member’s Equity

(Dollars in thousands, except share amounts)

(Unaudited)

	Membership Units		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Member’s Equity
	Shares	Amount
Balance at December 31, 2009	100	$173,000	$2,304	$308	$(20,717)	$154,895

Net loss	—	—	—	—	(14,188)	(14,188)
Change in fair value of derivative	—	—	—	3	—	3
Capital contribution	—	—	500	—	—	500
Stock-based compensation	—	—	338	—	—	338

Balance at September 30, 2010	100	$173,000	$3,142	$311	$(34,905)	$141,548

The accompanying notes are an integral part of these consolidated financial statements.

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nature of Business and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The Company has evaluated subsequent events and transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission, and has included those items deemed to be reportable in Note 13 (Subsequent Events).

The accompanying unaudited consolidated financial statements should be read in conjunction with our December 31, 2009 audited consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4 (Registration No. 333-165796) (the “Registration Statement”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of the Company for the periods covered thereby. The accompanying unaudited consolidated financial statements include the accounts of United Maritime Group, LLC (“United Maritime”) and its wholly owned subsidiaries (U.S. United Ocean Services, LLC, U.S. United Bulk Terminal, LLC, U.S. United Barge Line, LLC, U.S. United Bulk Logistics, LLC, UMG Towing Company, LLC and U.S. United Inland Services, LLC). United Maritime is a wholly owned subsidiary of GS Maritime Intermediate Holding LLC, a Delaware limited liability company (“GS Intermediate”). GS Intermediate is a wholly owned subsidiary of GS Maritime Holding LLC, a Delaware limited liability company (“GS Maritime”). The Company’s principal operations are to provide transportation services by barges or ocean-going vessels and materials handling and storage for water-based transportation. All intercompany balances and transactions have been eliminated in consolidation. Neither GS Intermediate nor GS Maritime are consolidated in the accompanying unaudited consolidated financial statements.

The member’s liability of United Maritime is limited by all protection available under Florida limited liability company law. The life of United Maritime is indefinite.

2. Significant Accounting Policies

In September 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles, as codified in FASB ASC Topic 105, Generally Accepted Accounting Principles. This standard establishes only two levels of GAAP, authoritative and non-authoritative. The FASB ASC became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the ASC was not intended to change or alter existing GAAP, the adoption of SFAS No. 168 on July 1, 2009, did not have any impact on the Company’s financial statements other than to change the numbering system prescribed by the FASB ASC when referring to GAAP.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. Despite the intention to establish accurate estimates and use reasonable

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

assumptions, actual results could differ from the Company’s estimates and such differences could be material.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments, which is provided for in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customers’ receivables, considering customers’ financial condition, credit history and other current economic conditions. If a customer’s financial condition were to deteriorate which might impact its ability to make payment, then additional allowances may be required

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”), Comprehensive Income (“ASC 220”), established standards for the reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. ASC 220 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported other comprehensive gains and losses in its unaudited consolidated statements of changes in member’s equity and on the consolidated statement of operations and comprehensive loss.

Inventory Costs

Materials and supplies, including fuel costs, are stated at the lower of cost or market using the average cost method.

Revenue

Revenue is primarily derived from coal, phosphate, and grain transportation (among other cargoes), and transfer and storage services to unaffiliated entities. Revenue from transportation and transfer services is recognized as services are rendered. Revenue from certain transportation services is recognized using the percentage of completion method, which includes estimates of the distance traveled or time elapsed compared to the total estimated contract. Storage revenue is recognized monthly based on the volumes held at the storage facility over the contract grace period.

In 2008, the Company entered into an agreement with Tampa Electric Company that began on January 1, 2009, and extends through 2014. The agreement provides for the provision of transportation, transfer, and blending services for coal, which totals will decline over the life of the contract as a result of Tampa Electric Company’s diversification of transportation modes, particularly to rail. Tampa Electric Company is a wholly owned subsidiary of TECO Energy Inc. (“TECO Energy”).

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

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment and ASC No. 205, Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. There were no impairments during the nine months ended September 30, 2010 or September 30, 2009.

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

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

as a cash flow hedge. The hedge was for three years and would have expired on December 31, 2010. In December 2009, the Company retired its debt obligations and the derivative contract was paid in full. As of December 31, 2009, the interest hedge liability balance was $0 with the balance of the interest hedge charged to interest expense as of December 31, 2009.

The Company entered into derivative contracts to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2012, and settle monthly. As of September 30, 2010, the current asset portion of the hedge was valued at $0.5 million and recorded as a current asset, offset by the current liability portion of the hedge valued at $(0.1) million recorded in other liabilities. As of December 31, 2009 the current portion of the hedge valued at $0.3 million was recorded in current assets. During the nine month period ended September 30, 2010, the Company recognized an expense of $0.07 million, and for the nine month period ended September 30, 2009, the Company recognized a reduction in expense of $0.6 million. The Company previously had fuel hedges that were “out of the money,” but these were terminated early in December 2008. However, due to accounting requirements, the Company amortized those hedges through the end of December 2009, for which we recognized $5.6 million in expense for the nine month period ended September 30, 2009.

ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which of these assets and liabilities must be grouped based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of September 30, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis, including fuel hedge agreements. The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2010 and December 31, 2009.

	Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$452	$—	$452	$—

Total	$452	$—	$452	$—

Other liabilities
Fuel hedge	$141	$—	$141	$—

Total	$141	$—	$141	$—

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$308	$—	$308	$—

Total	$308	$—	$308	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

	September 30, 2010
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Secured Notes	$195	$198	$—	$198	$—
Asset Based Loan	57	57	—	57	—

Total	$252	$255	$—	$255	$—

	December 31, 2009
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Secured Notes	$200	$200	$—	$200	$—
Asset Based Loan	80	80	—	80	—

Total	$280	$280	$—	$280	$—

During the nine months ended September 30, 2010 and 2009, respectively, there were no assets that required an adjustment to their carrying values since no impairment indicators were present.

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

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company recognized accretion expense associated with asset retirement obligations for each of the nine month periods ended September 30, 2010 and 2009 of $0.1 million. During these periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations was necessary.

Deferred Financing Costs

On December 4, 2007 (the “Acquisition Date”), the Company incurred deferred financing costs of $10.2 million in connection with the incurrence of indebtedness that was used to finance the acquisition of the Company (the “Acquisition”). These costs were being amortized over the life of the debt using the straight line method, which closely approximated the effective interest method, and were classified as interest expense. In December 2009, the Company refinanced all of the indebtedness that was incurred in connection with the Acquisition, and the unamortized deferred financing costs of $6.4 million associated with such indebtedness were written off. In addition, the Company incurred $10.3 million in financing costs in connection with the issuance of $200 million of senior secured notes due June 15, 2015 (the “Senior Secured Notes”) and the entry into a new asset based loan facility (the “ABL”), each of which occurred in December 2009. Such financing costs were deferred and are classified as deferred financing costs at December 31, 2009 and September 30, 2010. During each of the nine month periods ended September 30, 2010 and 2009, the Company amortized $1.6 million and $1.5 million of these costs, respectively.

3. Long-Term Debt

In connection with the Acquisition, the Company incurred $305 million of debt. A first lien credit agreement provided for a $205 million term loan. A second lien credit agreement provided for an additional $100 million of indebtedness. In December 2009, this indebtedness was refinanced and retired with the proceeds received from the issuance of the Senior Secured Notes and borrowings under the ABL. As of September 30, 2010, the aggregate principal amount of indebtedness outstanding under the ABL was $57.0 million.

Interest on the Senior Secured Notes is payable semi-annually, commencing June 15, 2010. The Senior Secured Notes mature and are due on June 15, 2015. The interest rate on the Senior Secured Notes is fixed at 11.75% per annum. No principal payments are due until maturity, subject to early required mandatory prepayment provisions set forth in the indenture governing the Senior Secured Notes.

The interest on the ABL is payable monthly, commencing December 31, 2009. No principal payments are due until maturity on December 22, 2013, subject to early required mandatory prepayment provisions set forth in the credit agreement for the ABL. The interest rate under the ABL as of September 30, 2010 was 4.0625%, which reflects a rate of LIBOR plus the applicable margin of 3.75%.

The following is a schedule by year of approximate future minimum debt payments as of September 30, 2010:

(In millions of dollars)
2013	$57.0
2014	—
2015	195.0

Total	$252.0

The Company’s debt agreements contain various restrictive covenants, including the maintenance of certain financial ratios, and limitations on the ability to pay dividends, incur debt or subject assets to liens. At September 30, 2010, the Company was in compliance in all material respects with all applicable covenants set forth in the indenture governing the Senior Secured Notes and the credit agreement governing the ABL.

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Member’s Equity

In December 2007, our management team partnered with Greenstreet Equity Partners, LLC, Jefferies Capital Partners, AMCI Capital L.P. and an affiliate of First Reserve Corporation to acquire the Company from TECO Energy. We refer to the foregoing entities collectively as the “Equity Sponsors.”

On December 4, 2007, GS Maritime issued 100,000 Class A Membership Units to the Equity Sponsors and certain members of our management team. The total member contribution for the Class A Membership Units was $173 million. In connection with the closing of the Acquisition, GS Maritime also issued 9,890 Profit Units for the benefit of directors and employees of the Company. On August 14, 2008, an additional 1,649 Profit Units were issued, bringing the total number of issued and outstanding Profit Units to 11,539. An aggregate of 1,838 Profit Units were forfeited in connection with the departure of certain employees of the Company. In March, 2010, an additional 1,838 Profit Units were issued to certain employees of the Company, bringing the total number of issued and outstanding Profit Units to 11,539.

The GS Maritime Profit Units are issued to certain Company employees, certain members of the Board of Directors, and others at the discretion of GS Maritime’s Board of Directors. GS Maritime’s Board of Directors has the discretion to issue units at any time, including Profit Units. The Profit Units granted to employees are divided into time-based and performance-based vesting. The time-based units vest over 60 months. Assuming continued employment of the employee with the Company, 20% vest on the first anniversary of the grant date, and the remaining 80% vest in four equal installments on the second, third, fourth, and fifth anniversaries of the grant date. The performance-based units vest based on certain performance conditions being met or achieved and, in all cases, assuming continued employment. The performance conditions relate to holders of Class A Membership Units receiving a specified multiple on their investment upon a liquidation event. If an employee is terminated, GS Maritime may repurchase the employee’s vested Profit Units at fair market value.

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

For the grant of Profit Units made in December 2007, the Company used the following valuation assumptions: a term of 5 years, which is based on the expected term in which the units will be realized, a risk-free interest rate of 3.28%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 40.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 5%, will be recognized in expense in the Company’s financials statements on an accelerated recognition basis over the requisite service periods of the awards (which include expensing a portion of the vesting that occurs in future periods in the current period).

For the grant of Profit Units made in August 2008, the Company used the following valuation assumptions: a term of five years, which is based on the expected term in which the units will be realized, a risk-free interest rate of 3.00%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 48.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 10%, will be recognized in expense in the Company’s financials statements on an accelerated recognition basis over the requisite service periods of the awards (which include expensing a portion of the vesting that occurs in future periods in the current period).

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the grant of Profit Units made in March 2010, the Company used the following valuation assumptions: a term of five years, which is based on the expected term in which the units will be realized, a risk-free interest rate of 2.00%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 50.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 5%, will be recognized in expense in the Company’s financials statements on an accelerated recognition basis over the requisite service periods of the awards (which include expensing a portion of the vesting that occurs in future periods in the current period).

In accordance with ASC No. 718, Compensation — Stock Compensation, the Company recorded stock-based compensation expense for the nine months ended September 30, 2010 and 2009 of $0.3 million and $0.5 million, respectively, which is included in administrative and general expense in the consolidated statements of operations and comprehensive loss. The activity under the plan for the nine months ended September 30, 2010 is presented below.

	Profit Units Outstanding	Weighted Average Grant Date Fair Value
Non-vested balance at end of period December 31, 2009	7,374	$311.52
Units granted	1,838	472.60
Units forfeited	(321)	388.93
Vested	(233)	289.60

Non-vested balance at end of period September 30, 2010	8,658	$453.04

As of September 30, 2010, there was approximately $3.0 million of total unrecognized compensation expense related to the Profit Units. These costs are expected to be recognized over a weighted average period of 4 years.

5. Intangible Assets and Sale-Leasebacks

The Company has assessed all acquired operating leases in order to determine whether the lease terms were favorable or unfavorable given market conditions on the Acquisition Date. As a result, the Company recorded a favorable lease intangible asset for $11.9 million. Also in connection with the Acquisition, an acquired intangible asset of $22.0 million was assigned to customer relationships, which is subject to amortization with a weighted average useful life of approximately 10 years.

Amortization of intangible assets is charged to expense on a straight-line basis in the accompanying consolidated statements of operations and comprehensive loss. If impairment events occur, the Company could accelerate the timing of purchased intangible asset charges. For each of the nine month periods ended September 30, 2010 and 2009, amortization expense related to the intangible assets acquired and the intangible liability assumed was $2.0 million.

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of intangible assets at September 30, 2010 and 2009 follows (dollars in thousands):

		December 31, 2009 Balance		September 30, 2010 Balance
	Asset Life		Amortization
Favorable Lease—Barges	13.5 years	$1,498	$80	$1,418
Favorable Lease—Ocean Vessels	6 years	13,426	659	12,767
Favorable Lease—Davant facility	21 years	998	25	973
Unfavorable Lease—Davant facility	22 years	(7,240)	(172)	(7,068)
Customer Relationship (Contracts)	10 years	15,382	1,385	13,997

Total		$24,064	$1,977	$22,087

		December 31, 2008 Balance		September 30, 2009 Balance
	Asset Life		Amortization
Favorable Lease—Barges	13.5 years	$1,605	$80	$1,525
Favorable Lease—Ocean Vessels	6 years	14,305	659	13,646
Favorable Lease—Davant facility	21 years	1,032	25	1,007
Unfavorable Lease—Davant facility	22 years	(7,469)	(172)	(7,297)
Customer Relationship (Contracts)	10 years	17,227	1,385	15,842

Total		$26,700	$1,977	$24,723

Estimated future amortization expense is as follows at September 30, 2010:

(Dollars in thousands)
2010	$659
2011	2,636
2012	2,636
2013	12,548
2014	1,758
Thereafter	1,849

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

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	Average Useful Lives In Years	September 30, 2010	December 31, 2009
	(unaudited)
Land		$7,025	$7,025
Buildings	1 - 30	4,501	4,446
Vessels	3 - 28	370,353	361,344
Terminals	1 - 35	56,788	54,102
Machinery	1 - 20	11,424	10,086
Other	1 - 20	8,635	7,612
Work in progress		2,560	3,284

Total costs		461,286	447,899
Accumulated depreciation		(116,597)	(84,343)

Property and equipment, net		$344,689	$363,556

7. Employee Postretirement Benefits

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees of the Company that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. Effective December 4, 2007, the Company and its subsidiaries’ employer matching contributions were 100% of up to 6% of eligible participant contributions. Effective May 5, 2009, the Company discontinued the employer contribution to this plan until further notice. Effective July 1, 2010, the Company reinstated the employer matching contribution of 50% of up to 6% of eligible participant compensation. For the nine months ended September 30, 2010 and 2009, the Company recognized $0.2 million and $0.7 million in expense respectively. These expenses are reflected in the administrative and general expense financial statement line item in the Company’s consolidated statements of operations and comprehensive loss.

Defined Contribution Plan

On December 4, 2007, the Company established a defined contribution plan. The plan is funded entirely by the Company. Funding levels per employee are determined by the employee’s service time with the Company and the employee’s age. The funding levels per year are discretionary and range from 0.0% to 5%. Employees are vested after being with the Company three years. Effective January 1, 2009, the Company discontinued the employer contribution to this plan until further notice and incurred no expense related to the plan in 2009 and for the nine months ended September 30, 2010.

8. Income Taxes

At the Acquisition Date, the Company and all of its subsidiaries were converted from corporations into limited liability companies (each treated as a partnership for federal income tax purposes). As of December 4, 2007, the Company is no longer subject to federal income tax. State income taxes are immaterial in the periods presented.

9. Related Parties

The Company and its subsidiaries enter into certain transactions, in the ordinary course of business, with entities in which directors of the Company or the Equity Sponsors have interests. In addition, the Company is party to a financial consulting and management services agreement with the Equity Sponsors. For each of the nine month periods ended September 30, 2010 and 2009, respectively, the Company incurred management fees under the financial consulting and management services agreement of $1.1

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

million, which is classified as administrative and general expense in the Company’s unaudited consolidated statements of operations and comprehensive loss. In addition, approximately $0.7 million and $0.6 million of expenses were incurred for the nine month periods ended September 30, 2010 and 2009, respectively, in the normal course of business for legal services, regulatory compliance, and other services that are with related party vendors.

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

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed with the Securities and Exchange Commission on August 16, 2010, on August 9, 2010, United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”).

In September 2010, UOS received additional communications from Mosaic informing UOS that, effective as of the beginning of the fourth quarter and due to the alleged occurrence of a “force majeure” event under the terms of the Mosaic Agreement, Mosaic was effectively reducing the amount of phosphate rock shipped using UOS’ vessels to zero. The letter from Mosaic indicated that, barring judicial relief in respect of the preliminary injunction, Mosaic could not predict when shipments may resume. The Company has advised Mosaic that it does not believe that the issuance of the preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine constitutes “force majeure” circumstances within the meaning of the Mosaic Agreement. The Company is currently evaluating its options with respect to the foregoing, and intends to continue to monitor Mosaic’s ongoing litigation relating to its South Fort Meade phosphate mine in formulating the appropriate course of action.

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

Rental expense for the nine months ended September 30, 2010 and 2009 amounted to approximately $12.9 million and $11.6 million, respectively. Rental expense is included in the operating expenses financial statement line item in the unaudited consolidated statements of operations and comprehensive loss. The following is a schedule by year of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2010 (dollars in thousands):

(Dollars in thousands)
2010	$3,345
2011	11,722
2012	11,546
2013	10,052
2014	5,349
Thereafter	46,101

Total minimum lease payments	$88,115

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other

As of September 30, 2010, certain financial institutions had issued letters of credit on behalf of the Company with an aggregate face amount of approximately $3.7 million, none of which had been drawn as of September 30, 2010.

11. Business Segments

The Company has three reportable business segments: United Bulk Terminal, United Ocean Services, and United Barge Line. The Company records the corporate activity under the caption “Other.” The United Bulk Terminal segment includes barge and vessel unloading and loading, and fleeting and shifting. The United Ocean Services segment provides transportation services on domestic and international voyages. The United Barge Line segment includes transporting, fleeting, shifting, and repair services along the Inland Waterways consisting of the Mississippi River, the Ohio River, the Illinois River and their tributaries (collectively known as “Inland Waterways”).

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

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Reportable Segments			Other (1)	Intersegment Eliminations	Total
	United Bulk Terminal	United Ocean Services	United Barge Line
	(Dollars in thousands)
Three months ended September 30, 2010
Total revenue	$11,203	$35,987	$33,300	$3,177	$—	$83,667
Intersegment revenues	—	—	—	—	(3,603)	(3,603)

Revenue from external customers	11,203	35,987	33,300	3,177	(3,603)	80,064
Operating expenses
Operating expenses	4,914	20,629	22,780	—	(427)	47,896
Maintenance and repairs	1,383	4,645	1,839	—	—	7,867
Depreciation and amortization	1,456	5,590	4,979	41	—	12,066
Loss on sale of assets	19	—	8	—	—	27
Administrative and general	2,171	3,340	3,267	3,255	(3,177)	8,856

Total operating expenses	9,943	34,204	32,873	3,296	(3,604)	76,712

Operating income (loss)	$1,260	$1,783	$427	$(119)	$1	$3,352

Total assets	$72,033	$182,818	$177,315	$410,535	$(406,249)	$436,452
Total capital expenditures	$422	$3,922	$580	$—	$—	$4,924

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments			Other (1)	Intersegment Eliminations	Total
	United Bulk Terminal	United Ocean Services	United Barge Line
	(Dollars in thousands)
Three months ended September 30, 2009
Total revenue	$7,803	$34,516	$30,298	$2,386	$—	$75,003
Intersegment revenues	—	—	—	—	(3,000)	(3,000)

Revenue from external customers	7,803	34,516	30,298	2,386	(3,000)	72,003
Operating expenses
Operating expenses	4,114	17,809	20,707	—	1,982	44,612
Maintenance and repairs	1,564	5,543	1,453	—	(1,593)	6,967
Depreciation and amortization	1,253	5,026	4,918	—	—	11,197
Loss (gain) on sale of assets	—	—	(23)	—	—	(23)
Administrative and general	1,684	4,018	3,270	2,242	(3,388)	7,826

Total operating expenses	8,615	32,396	30,325	2,242	(2,999)	70,579

Operating (loss) income	$(812)	$2,120	$(27)	$144	$(1)	$1,424

Total assets	$92,832	$255,081	$305,953	$625,736	$(798,717)	$480,885
Total capital expenditures	$829	$1,982	$996	$—	$—	$3,807

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Reportable Segments
	United Bulk Terminal	United Ocean Services	United Barge Line	Other (1)	Intersegment Eliminations	Total
	(Dollars in thousands)
Nine months ended September 30, 2010
Total revenue	$31,612	$107,267	$96,594	$9,418	$—	$244,891
Intersegment revenues	—	—	—	—	(10,449)	(10,449)

Revenue from external customers	31,612	107,267	96,594	9,418	(10,449)	234,442
Operating expenses
Operating expenses	13,438	62,756	68,909	—	(1,031)	144,072
Maintenance and repairs	5,175	13,342	3,949	—	—	22,466
Depreciation and amortization	3,979	16,106	14,846	118	—	35,049
Loss (gain) on sale of assets	91	1	(131)	—	—	(39)
Administrative and general	6,231	9,786	10,148	9,496	(9,412)	26,249

Total operating expenses	28,914	101,991	97,721	9,614	(10,443)	227,797

Operating income (loss)	$2,698	$5,276	$(1,127)	$(196)	$(6)	$6,645

Total assets	$72,033	$182,818	$177,315	$410,535	$(406,249)	$436,452
Total capital expenditures	$3,835	$8,297	$2,066	$50	$—	$14,248

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk Terminal	United Ocean Services	United Barge Line	Other (1)	Intersegment Eliminations	Total
	(Dollars in thousands)
Nine months ended September 30, 2009
Total revenue	$24,232	$107,250	$84,076	$7,701	$—	$223,259
Intersegment revenues	—	—	—	—	(9,816)	(9,816)

Revenue from external customers	24,232	107,250	84,076	7,701	(9,816)	213,443
Operating expenses
Operating expenses	11,135	56,034	59,274	—	480	126,923
Maintenance and repairs	4,321	10,774	3,807	—	(1,593)	17,309
Depreciation and amortization	3,638	14,570	14,709	—	—	32,917
Loss (gain) on sale of assets	—	—	(18)	—	—	(18)
Administrative and general	5,091	10,630	9,900	7,557	(8,703)	24,475

Total operating expenses	24,185	92,008	87,672	7,557	(9,816)	201,606

Operating income (loss)	$47	$15,242	$(3,596)	$144	$—	$11,837

Total assets	$92,832	$255,081	$305,953	$625,736	$(798,717)	$480,885
Total capital expenditures	$2,100	$9,260	$1,832	$10	$—	$13,202

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Debtor Guarantor Financial Statements

In December 2009, the Company issued its Senior Secured Notes which were fully and unconditionally guaranteed on a joint and several basis by all the Company’s subsidiaries. All subsidiaries are 100% owned by the Company.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2010

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$587	$343	$—	$930
Accounts receivable trade, net of allowance for doubtful accounts	236,973	36,496	(242,926)	30,543
Materials and supplies	—	18,198	—	18,198
Prepaid expenses and other current assets	462	5,379	—	5,841

Total current assets	238,022	60,416	(242,926)	55,512
Property and equipment, net	389	344,300	—	344,689
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing costs, net of amortization	8,801	—	—	8,801
Other assets	—	5,363	—	5,363
Intangible asset, net of amortization	—	22,087	—	22,087

Total	$410,535	$432,166	$(406,249)	$436,452

Liabilities and member’s equity
Current liabilities
Accounts payable	$7,069	$256,731	$(242,926)	$20,874
Accrued expenses and other current liabilities	6,890	2,765	—	9,655

Total current liabilities	13,959	259,496	(242,926)	30,529
Other deferred liabilities	—	12,390	—	12,390
Notes payable—long term debt	251,985	—	—	251,985
Member’s equity	144,591	160,280	(163,323)	141,548

Total	$410,535	$432,166	$(406,249)	$436,452

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET AS DECEMBER 31, 2009

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$11,261	$370	$—	$11,631
Accounts receivable trade, net of allowance for doubtful accounts	448,997	264,040	(680,396)	32,641
Materials and supplies	—	15,501	—	15,501
Prepaid expenses and other current assets	578	4,558	—	5,136

Total current assets	460,836	284,469	(680,396)	64,909
Property and equipment, net	456	363,100	—	363,556
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing fees, net of amortization	10,312	—	—	10,312
Other assets	—	5,058	—	5,058
Intangible asset, net of amortization	—	24,064	—	24,064

Total	$634,927	$676,691	$(843,719)	$467,899

Liabilities and member’s equity
Current liabilities
Accounts payable	$188,583	$510,775	$(680,396)	$18,962
Accrued expenses and other current liabilities	704	1,579	—	2,283

Total current liabilities	189,287	512,354	(680,396)	21,245
Other deferred liabilities	—	11,634	—	11,634
Notes payable—long term debt	280,125	—	—	280,125
Member’s equity	165,515	152,703	(163,323)	154,895

Total	$634,927	$676,691	$(843,719)	$467,899

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2010

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$3,177	$80,490	$(3,603)	$80,064
Operating expenses	—	56,190	(427)	55,763
Administrative and general	3,255	8,778	(3,177)	8,856
Depreciation and amortization	41	12,025	—	12,066
Loss on sale of assets	—	27	—	27

Operating (loss) income	(119)	3,470	1	3,352
Interest expense, net	7,170	—	—	7,170
Other (income) expense, net	(78)	(759)	—	(837)

Net income (loss)	$(7,211)	$4,229	$1	$(2,981)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2009

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$2,386	$72,617	$(3,000)	$72,003
Operating expenses	—	51,190	389	51,579
Administrative and general	2,242	8,972	(3,388)	7,826
Depreciation and amortization	—	11,197	—	11,197
Gain on sale of assets	—	(23)	—	(23)

Operating income (loss)	144	1,281	(1)	1,424
Interest expense, net	—	6,279	—	6,279
Other expense, net	—	1,543	—	1,543

Loss before tax provision	144	(6,541)	(1)	(6,398)
Tax provision	—	9	—	9

Net income (loss)	$144	$(6,550)	$(1)	$(6,407)

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2010

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$9,418	$235,473	$(10,449)	$234,442
Operating expenses	—	167,569	(1,031)	166,538
Administrative and general	9,496	26,165	(9,412)	26,249
Depreciation and amortization	118	34,931	—	35,049
Gain on sale of assets	—	(39)	—	(39)

Operating (loss) income	(196)	6,847	(6)	6,645
Interest expense, net	21,643	—	—	21,643
Other income, net	(78)	(732)	—	(810)

Net (loss) income	$(21,761)	$7,579	$(6)	$(14,188)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2009

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$7,701	$215,558	$(9,816)	$213,443
Operating expenses	—	145,345	(1,113)	144,232
Administrative and general	7,557	25,621	(8,703)	24,475
Depreciation and amortization	—	32,917	—	32,917
Gain on sale of assets	—	(18)	—	(18)

Operating income	144	11,693	—	11,837
Interest expense, net	—	18,995	—	18,995
Other expense, net	—	5,317	—	5,317

Loss before tax provision	144	(12,619)	—	(12,475)
Tax provision	—	27	—	27

Net loss	$144	$(12,646)	$—	$(12,502)

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities:
Net cash provided by operating activities	$17,016	$13,706	$—	$30,722
Investing activities:
Capital expenditures	(50)	(14,198)	—	(14,248)
Other investing activities	—	557	—	557

Net cash used in investing activities	(50)	(13,641)	—	(13,691)
Financing activities:
Net change in debt	(28,140)	—	—	(28,140)
Other financing activities	408	—	—	408

Net cash used in financing activities	(27,732)	—	—	(27,732)
Net (decrease) increase in cash and cash equivalents	(10,766)	65	—	(10,701)
Cash and cash equivalents, at beginning of period	11,261	370	—	11,631

Cash and cash equivalents, at end of period	$495	$435	$—	$930

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities:
Net cash provided by operating activities	$16,140	$20,588	$—	$36,728
Investing activities:
Capital expenditures	(10)	(13,192)	—	(13,202)
Other investing activities	—	374	—	374

Net cash used in investing activities	(10)	(12,818)	—	(12,828)
Financing activities:
Net change in debt	(281)	(7,798)	—	(8,079)
Other financing activities	—	—	—	—

Net cash used in financing activities	(281)	(7,798)	—	(8,079)
Net increase (decrease) in cash and cash equivalents	15,849	(28)	—	15,821
Cash and cash equivalents, at beginning of period	11,285	331	—	11,616

Cash and cash equivalents, at end of period	$27,134	$303	$—	$27,437

13. Subsequent Events

Effective October 4, 2010, Sal Litrico, the President and Chief Executive Officer of United Maritime Group, LLC (the “Company”), ceased to be employed by the Company, and will no longer serve on the Board of Directors of GS Maritime the ultimate parent of the company.

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effective October 4, 2010, Steven Green was named interim President and Chief Executive Officer of the Company and interim Chief Executive Officer of GS Maritime. Mr. Green is currently the Chairman of the Board of Directors of GS Maritime, and has served in such capacity since December 4, 2007. Mr. Green is a former U.S. ambassador to Singapore and has been managing partner of Greenstreet Partners, LP, a merchant bank that was founded by Mr. Green, since 1989.

Effective October 22, 2010, Timothy Bresnahan, the Secretary and Senior Vice President, Business Development of United Maritime Group, LLC (the “Company”), ceased to be employed by the Company.

With the departure of the President and Chief Executive Officer on October 4, 2010 and the Senior Vice President, Business Development on October 22, 2010, the Company will recognize approximately $1.4 million in additional salary and severance related expense in the fourth quarter of 2010.

On October 28, 2010, the Company learned that Mosaic had reached an agreement with the environmental organizations who have opposed the permits for mining operations at Mosaic’s South Fort Meade mine. A preliminary injunction relating to those mining permits has given rise to Mosaic’s claim of circumstances of force majeure under the Mosaic Agreement. The Company understands that the agreement between Mosaic and the environmental organizations will allow the mining of about 200 acres over an estimated four month period at the Hardee County Extension of Mosaic’s South Fort Meade mine while Mosaic’s litigation with the environmental organizations continues. Mosaic has indicated to the Company that it does not expect this limited mining will allow them to resume shipments under the Mosaic Agreement. Mosaic’s position continues to be that the preliminary injunction constitutes a force majeure event which provides relief from the guaranteed annual minimum obligations under the Mosaic Agreement. The Company continues to dispute that claim.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Forward-Looking Statements” and “Risk Factors” in the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 2, 2010 (the “Registration Statement”), all of which are incorporated herein by reference. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s audited and unaudited consolidated financial statements and related notes thereto in Item 1, “FINANCIAL STATEMENTS” in this quarterly report and the Company’s audited Consolidated Financial Statements for the year ended December 31, 2009 and related Notes that are contained in the Registration Statement.

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

Rates for UOS movements are based on the amount of freight demand relative to the availability of vessels to meet that demand. In the coastwise market, a significant portion of the movements are based on long-term contractual relationships. Vessels are often customized or particularly suited for individual customers, cargoes or trades. There has been a reduction in new movements and spot opportunities due to the economic downturn late in 2008. Rates in the cargo preference trade are based on funding for such programs and the availability of U.S.-flag vessels. While cargoes transported have remained relatively steady, capacity in the cargo preference market has increased as charter rates in the international dry bulk market have declined, and as coastwise petroleum product movements have been reduced due to declining U.S. gasoline demand. As such, a number of dry bulk vessels and single-hulled product tankers capable of carrying limited grain cargoes have bid for preference cargoes. The single-hulled product tankers are unable to secure petroleum product movements due to customer preference and availability of double-hulled product tankers. These vessels are subject to the Oil Pollution Act of 1990 which, among other requirements, mandates the phase-out dates of single-hulled tank vessels from the petroleum product trade. We anticipate capacity in the cargo preference trade to diminish going forward as certain of the single-hulled product tankers are likely to leave the trade due to insufficient margins, as their specifications make transporting bulk cargoes generally more costly and operationally difficult, and as they are phased out of the petroleum product trade.

If customer requirements for movements of cargoes are reduced or spot employment is not available as a vessel completes its last movement, the vessel may be idle and not generate revenue. If this situation exists for an extended period of time, we may place a vessel in lay up status. While in lay up, all machinery is shut down, the crew is removed and the vessel is secured. Lay up minimizes the costs associated with the vessel, particularly fuel and crew costs. Due to diminished employment opportunities, we placed one tug-barge unit in lay up beginning in March 2009 and one tug-barge unit in lay up beginning in October 2009. This latter unit underwent required drydocking and maintenance and returned to service in the second quarter of 2010. Additionally, two tug-barge units were idled, one in March 2010, the other in September 2010. We will monitor market conditions to determine if and when these units will be returned to service. Restoring a vessel back to active service may require time to hire crews and perform dry-docking or other maintenance required to ensure the vessel is fully compliant with Class and Coast Guard regulations.

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

We primarily utilize our owned fleet of towboats for transporting our barges. To the extent one or more of our towboats has unused capacity, we use the vessel to provide outside towing services. Outside towing revenue is earned by moving barges for third party affreightment carriers at a specific rate per barge per mile moved. These barges are typically added to our existing tows. On limited occasions, we have contracted for the use of third party towboats. Additionally we provide fleeting services on the Inland Waterways. Fleeting is a harbor service that involves barges being moored at our facilities pending orders to shift to a different location.

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

United Bulk Terminal (“UBT”)

UBT provides transfer, storage and blending services. Blending is the process of combining multiple grades of coal or petroleum coke cargoes based on customer specifications. Contract types for UBT are primarily based on transfer of cargo (i) from barge to storage to vessel or (ii) from barge directly to vessel. These contracts include a storage allowance and rate structure for storage charges. They include a transfer rate that may contain annual escalation clauses. Within most of its contracts, UBT provides production guarantees to its customers. Production guarantees relate to the tons per hour rate that UBT will guarantee to load or unload their vessels. If they are not met, UBT owes demurrage to the customer; if they are met, UBT earns despatch, which is compensation for loading and unloading faster than the guaranteed rate. The majority of UBT revenue is generated from the transfer of cargoes.

Operating costs for UBT consist primarily of leases related to the property, power consumption, employee costs, and maintenance and repairs of facility equipment.

Business Segment Selected Financial Data

The following table sets forth, for the periods indicated, amounts derived from our unaudited consolidated financial statements:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Statement of Operations:
Revenue:
UOS	$35,987	$34,516	$107,267	$107,250
UBL	33,300	30,298	96,594	84,076
UBT	11,203	7,803	31,612	24,232
Other and eliminations	(426)	(614)	(1,031)	(2,115)

Total	$80,064	$72,003	$234,442	$213,443

Operating expenses: (1)
UOS	$25,274	$23,352	$76,098	$66,808
UBL	24,618	22,160	72,857	63,081
UBT	6,297	5,678	18,613	15,456
Other and eliminations	(426)	389	(1,030)	(1,113)

Total	$55,763	$51,579	$166,538	$144,232

Operating income (loss):
UOS	$1,783	$2,120	$5,276	$15,242
UBL	427	(27)	(1,127)	(3,596)
UBT	1,260	(812)	2,698	47
Other and eliminations	(118)	143	(202)	144

Total	$3,352	$1,424	$6,645	$11,837

Balance Sheet (at end of period):
Total assets:
UOS	$182,818	$255,081	$182,818	$255,081
UBL	177,315	305,953	177,315	305,953
UBT	72,033	92,832	72,033	92,832
Other and eliminations	4,286	(172,981)	4,286	(172,981)

Total	$436,452	$480,885	$436,452	$480,885

(1)	Excludes administrative and general expenses, depreciation and amortization, and gain (loss) on sale of assets.

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

Revenue Recognition

Revenue is primarily derived from coal, phosphate and grain transportation (among other cargoes), and transfer and storage services to unaffiliated entities. Revenues from transportation and transfer services are recognized as services are rendered. Revenue from certain transportation services is recognized using the percentage of completion method, which includes estimates of the distance traveled and/or time elapsed compared to the total estimated contract. Storage revenue is recognized monthly based on the volumes held at the storage facility over the contract grace period. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts. If the global market were to unexpectedly deteriorate, our future revenue would be adversely affected.

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

No new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations were necessary for the nine months ended September 30, 2010. Unforeseen or unknown conditions of future long-lived assets or new governmental regulations applicable to such assets may result in unexpected retirement obligation costs.

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

ASC 820, Fair Value Measurements, requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which of these assets and liabilities must be grouped based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of September 30, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis, including fuel hedge agreements. The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2010 and December 31, 2009.

	Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$452	$—	$452	$—

Total	$452	$—	$452	$—

Other liabilities
Fuel hedge	$141	$—	$141	$—

Total	$141	$—	$141	$—

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$308	$—	$308	$—

Total	$308	$—	$308	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The fair value of the Company’s long term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

	September 30, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Notes	$195	$198	$—	$198	$—
Asset Based Loan	57	57	—	57	—

Total	$252	$255	$—	$255	$—

	December 31, 2009
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Notes	$200	$200	$—	$200	$—
Asset Based Loan	80	80	—	80	—

Total	$280	$280	$—	$280	$—

During the nine months ended September 30, 2010 and 2009, respectively, there were no assets that required an adjustment to their carrying values since no impairment indicators were present.

Long-lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow. There were no indications of impairment during the nine months ended September 30, 2010 or September 30, 2009. An unexpected change in vessel market value could create an impairment, thereby resulting in an undetermined loss on the vessel.

Results of Operations

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Revenue. Revenue increased to $80.1 million for the three months ended September 30, 2010 compared to $72.0 million for the three months ended September 30, 2009, an increase of $8.1 million or 11%.

UOS total revenue increased to $36.0 million for the three months ended September 30, 2010 from $34.5 million for the three months ended September 30, 2009, an increase of $1.5 million or 4%. UOS revenue from long-term contracts decreased to $19.8 million for the three months ended September 30, 2010 from $21.7 for the three months ended September 30, 2009, a decrease of $1.9 million or 9% due primarily to a decrease in contracted volumes. The combined UOS revenues from PL-480, spot and time charter increased to $15.6 million for the three months ended September 30, 2010 from $12.4 million for the three months ended September 30, 2009, an increase of $3.2 million, or 26%, due to approximately 18% more operating days in these trades at slightly higher rates per day.

UBL total revenue increased to $33.3 million for the three months ended September 30, 2010 from $30.3 million for the three months ended September 30, 2009, an increase of $3.0 million or 10%. UBL revenue from open freight, which is generally coal and petcoke, decreased to $18.3 million for the three months ended September 30, 2010 from $19.3 million for the three months ended September 30, 2009, a decrease of $1.0 million or 5%. Revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $7.4 million for the three months ended September 30, 2010 from $5.8 million for the three months ended September 30, 2009, an increase of $1.6 million or 28% due to increases in volumes. UBL outside towing revenue earned by moving barges for other barge owners increased to $3.4 million for the three months ended September 30, 2010 from $3.0 million for the three months ended September 30, 2009, an increase of $0.4 million or 13%. UBL other revenue increased to $4.2 million for the three months ended September 30, 2010 from $2.2 million for the three months ended September 30, 2009, an increase of $2.0 million or 91% and is primarily due to increased fleeting services.

UBT total revenue increased to $11.2 million for the three months ended September 30, 2010 from $7.8 million for the three months ended September 30, 2009, an increase of $3.4 million or 44% due to increases in both volumes and rates obtained over the comparative periods, as well as an increase in storage revenues. Demurrage charges, which are recorded as a contra-revenue, also increased due to increasing barge delays at the terminal.

Operating Expenses. Operating expenses increased to $55.8 million for the three months ended September 30, 2010 from $51.6 million for the three months ended September 30, 2009, an increase of $4.2 million or 8%. Operating expenses for the three months ended September 30, 2010 were 70% of operating revenue, and for the three months ended September 30, 2009, were 72% of revenue. The increase was attributable to higher fuel costs, port costs and maintenance costs, which impacted direct costs by $2.4 million.

Operating expenses for UOS increased to $25.3 million for the three months ended September 30, 2010 from $23.4 million for the three months ended September 30, 2009, an increase of $1.9 million or 8%. The increase in UOS operating expenses for the three months ended September 30, 2010 was primarily attributable to maintenance costs and higher fuel costs, which impacted direct costs by $1.0 million.

Operating expenses for UBL increased to $24.6 million for the three months ended September 30, 2010 from $22.2 million for the three months ended September 30, 2009, an increase of $2.4 million or 11%. The largest increase in UBL operating expenses for the three months ended September 30, 2010 was attributable to higher leasing costs, fuel costs, port costs, and repairs and maintenance, which impacted direct costs by $2.2 million.

Operating expenses for UBT increased to $6.3 million for the three months ended September 30, 2010 from $5.7 million for the three months ended September 30, 2009, an increase of $0.6 million or 11%. The increase in UBT operating expenses for the three months ended September 30, 2010 was primarily driven by higher labor costs.

Administrative and general. Administrative and general costs increased to $8.9 million for the three months ended September 30, 2010 from $7.8 million for the three months ended September 30, 2009, an increase of $1.1 million, or 14%. The increase was primarily attributable to higher salary-related costs, and costs related to being a public filer.

Depreciation and Amortization. Depreciation and amortization increased to $12.1 million for the three months ended September 30, 2010 from $11.2 million for the three months ended September 30, 2009, an increase of $0.9 million or 8%. Substantially all of the increase is due to depreciation and amortization of capitalized improvements to UOS vessels undertaken in 2009 and 2010.

Other Income. Other income increased to a gain of $0.8 million for the three months ended September 30, 2010 from a loss of $1.5 million for the three months ended September 30, 2009, an increase of $2.3 million or 153%. The gain in 2010 results from the sale of scrap materials. The loss in 2009 was primarily attributable to the amortization of a loss on the early termination of fuel hedges at the end of 2008, which were being amortized through December 31, 2009. There is no similar loss being amortized in 2010.

Interest Expense. Interest expense increased to $7.2 million for the three months ended September 30, 2010 from $6.3 million for the three months ended September 30, 2009, an increase of $0.9 million or 7%. This increase was due primarily to the increase in interest on the Senior Secured Notes and ABL compared with the indebtedness that was retired in December 2009.

Income Taxes. The Company is a limited liability company and is treated as a partnership for federal income tax purposes. Therefore, it records no income tax provision.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Revenue. Revenue increased to $234.4 million for the nine months ended September 30, 2010 compared to $213.4 million for the nine months ended September 30, 2009, an increase of $21.0 million or 10%.

UOS total revenue remained constant at $107.3 million for the nine months ended September 30, 2010 and September 30, 2009. UOS revenue from long-term contracts decreased to $55.1 million for the nine months ended September 30, 2010 from $65.2 for the nine months ended September 30, 2009, a decrease of $10.1 million or 15% due to a decrease in contracted volumes. The combined UOS revenues from PL-480, spot and time charter increased to $50.8 million for the nine months ended September 30, 2010 from $37.6 million for the nine months ended September 30, 2009, an increase of $13.2 million, or 35%, due to a 31% increase in days utilization in the spot and PL480 markets. Other UOS revenue decreased to $1.4 million for the nine months ended September 30, 2010 from $4.5 million for the nine months ended September 30, 2009, a decrease of $3.1 million, or 69%, due to demurrage and deadfreight revenue earned in the prior period. Deadfreight is a charge payable to us when a customer does not ship contracted minimum tons.

UBL total revenue increased to $96.6 million for the nine months ended September 30, 2010 from $84.1 million for the nine months ended September 30, 2009, an increase of $12.5 million or 15%. UBL revenue from open freight, which is generally coal and petcoke, increased to $55.1 million for the nine months ended September 30, 2010 from $52.5 million for the nine months ended September 30, 2009, an increase of $2.6 million or 5% due to higher south bound volumes of coal and petcoke being delivered to our UBT terminal. UBL revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $20.6 million for the nine months ended September 30, 2010 from $16.8 million for the nine months ended September 30, 2009, an increase of $3.8 million or 23% due to increases in volumes. We transported coal and petcoke in covered barges (after stacking covers), and this activity is booked in covered freight revenue accounts. UBL outside towing revenue earned by moving barges for other barge owners increased to $10.8 million for the nine months ended September 30, 2010 from $8.9 million for the nine months ended September 30, 2009, an increase of $1.9 million or 21% due to higher volumes. UBL other revenue increased to $10.1 million for the nine months ended September 30, 2010 from $5.9 million for the nine months ended September 30, 2009, an increase of $4.2 million or 71% due primarily to increased fleeting services.

UBT total revenue increased to $31.6 million for the nine months ended September 30, 2010 from $24.2 million for the nine months ended September 30, 2009, an increase of $7.4 million or 31% due to increases in both volumes and rates obtained over the comparative periods, as well as an increase in storage revenues.

Operating Expenses. Operating expenses increased to $166.5 million for the nine months ended September 30, 2010 from $144.2 million for the nine months ended September 30, 2009, an increase of $22.3 million or 15%. Operating expenses for the nine months ended September 30, 2010 were 71% of operating revenue, and for the nine months ended September 30, 2009, were 68% of revenue. The increase was attributable to higher fuel costs, port costs and maintenance costs, which impacted direct costs by $20.5 million.

Operating expenses for UOS increased to $76.1 million for the nine months ended September 30, 2010 from $66.8 million for the nine months ended September 30, 2009, an increase of $9.3 million or 14%. The increase in UOS operating expenses for the nine months ended September 30, 2010 was driven by higher repairs and maintenance, fuel, and port costs of $9.8 million offset by lower labor costs and general supplies costs of $1.5 million.

Operating expenses for UBL increased to $72.9 million for the nine months ended September 30, 2010 from $63.1 million for the nine months ended September 30, 2009, an increase of $9.8 million or 16%. The increase in UBL operating expenses for the nine months ended September 30, 2010 was primarily attributable to higher fuel costs. Additionally, port costs and leasing costs increased. In total, these items impacted direct costs by $9.3 million.

Operating expenses for UBT increased to $18.6 million for the nine months ended September 30, 2010 from $15.5 million for the nine months ended September 30, 2009, an increase of $3.1 million or 20%. The increase in UBT operating expenses for the nine months ended September 30, 2010 was primarily driven by higher labor and port costs, due to higher volumes handled, and higher repairs and maintenance.

Administrative and general. Administrative and general costs increased to $26.2 million for the nine months ended September 30, 2010 from $24.5 million for the nine months ended September 30, 2009, an increase of $1.7 million, or 7%. The increase was primarily attributable to outside professional services related to additional reporting and registration requirements as a result of the financing completed in December 2009.

Depreciation and Amortization. Depreciation and amortization increased to $35.1 million for the nine months ended September 30, 2010 from $32.9 million for the nine months ended September 30, 2009, an increase of $2.2 million or 7%. Substantially all of the increase is due to depreciation and amortization of capitalized improvements to UOS vessels undertaken in 2009 and 2010.

Other Income. Other income increased to $0.8 million for the nine months ended September 30, 2010 from a loss of $5.3 million for the nine months ended September 30, 2009, an increase of $6.1 million or 115%. The gain in 2010 results from the sale of scrap materials. The loss in 2009 was primarily attributable to the amortization of a loss on the early termination of fuel hedges at the end of 2008, which were being amortized through December 31, 2009. There is no similar loss being amortized in 2010.

Interest Expense. Interest expense increased to $21.6 million for the nine months ended September 30, 2010 from $19.0 million for the nine months ended September 30, 2009, an increase of $2.6 million or 14%. This increase was due primarily to the increase in interest on the Senior Secured Notes and ABL compared with the indebtedness.

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

With the departure of the President and Chief Executive Officer on October 4, 2010 and the Senior Vice President, Business Development on October 22, 2010, the Company will recognize approximately $1.4 million in additional salary and severance related expense in the fourth quarter of 2010.

As noted in Item 13—Subsequent Events in the Notes to the Consolidated Financials Statements, we have an ongoing dispute with Mosaic regarding their claim of Force Majeure under our Contract of Affreightment with them. We derived approximately 10% of our revenue for each of the fiscal year ended

December 31, 2009 and the nine-month period ended September 30, 2010, from Mosaic. We are unable to quantify the impact, if any, at this time of our dispute over the claim of Force Majeure by Mosaic. If Mosaic has a shortfall to their minimum tonnage requirements, which may be material, we will need to determine applicable deadfreight revenue in the fourth quarter. If the dispute with Mosaic continues and is ultimately resolved against us, it could have a material adverse impact on our results of operations.

Notwithstanding any ongoing dispute with Mosaic, we believe that our operating cash flow and amounts available for borrowing under the ABL will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.

The following were the net changes in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash flows provided by (used in):
Operating activities	$30,722	$36,728
Investing activities	(13,691)	(12,828)
Financing activities	(27,732)	(8,079)

Net increase (decrease) in cash and cash equivalents	$(10,701)	$15,821

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $30.7 million for the nine months ended September 30, 2010 as compared to $36.7 million for the nine months ended September 30, 2009, a decrease of $6.0 million. The decrease in cash from operating activities was the result of a larger net operating loss after depreciation, amortization, interest and loss on deferred financing costs and other non-cash items.

Cash Flows Provided by Investing Activities

Net cash used in investing activities was $13.7 million for the nine months ended September 30, 2010 as compared to net cash used in investing activities of $12.8 million for the nine months ended September 30, 2009, an increase in net cash used of $0.9 million. The increase in net cash used in investing activities was primarily attributable to capital improvements on UOS vessels.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $27.7 million for the nine months ended September 30, 2010 as compared to net cash used in financing activities of $8.1 million for the nine months ended September 30, 2009, an increase in net cash used of $19.6 million. The increase in net cash used in financing activities was primarily attributable to the repayment of our outstanding indebtedness. As a result of the refinancing, we have determined to maintain a smaller cash balance in 2010 than was maintained in 2009 and to borrow under the ABL on an “as needed” basis. During the quarter, the Company repurchased in aggregate principal amount $5 million in Senior Secured Notes, and may, from time to time, make additional open market, privately negotiated or other purchases.

Capital Expenditures

In 2010, we expect capital expenditures for maintenance and improvement of our vessel fleet, terminal and general capital equipment to be between $16 million and $17 million based on the timing of certain drydockings for UOS units. During the nine months ended September 30, 2010, we incurred $14.2 million in capital expenditures.

Dry-dock expenditures for our ocean-going vessels are driven by Coast Guard and vessel classification society regulations and management’s own strict maintenance guidelines and associated dry-docking schedules, which require vessel dry-docking twice every five years. Management expects up to five of our vessels to dry-dock in 2010 and up to four in 2011. Although actual costs cannot presently be estimated with certainty, management also expects that future overhauls of both ocean-going and inland vessels in the next three to five years may require significantly higher capital expenditures due to new and anticipated environmental regulations that would require upgrades for reduced air emissions upon the “remanufacture” of marine diesel engines and the installation of ballast water management systems.

Contractual Obligations

The following is a tabular summary of our future contractual obligations as of September 30, 2010 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	2010	2011	2012	2013	2014	After 2014	Total Obligations
	(In millions of dollars)
Senior Secured Notes	$—	$—	$—	$—	$—	$195.0	$195.0
Interest on Senior Secured Notes (1)	11.5	22.9	22.9	22.9	22.9	11.5	114.6
Asset Based Loan	—	—	—	57.0	—	—	57.0
Interest on ABL (2)	1.4	2.9	2.9	2.9	—	—	10.1
Operating Leases	3.4	11.7	11.5	10.1	5.3	46.1	88.1

Total	$16.3	$37.5	$37.3	$92.9	$28.2	$252.6	$464.8

(1)	Interest is calculated based on a fixed per annum rate of 11.75%.
(2)	The contractual obligations related to the ABL are calculated based on the level of borrowings at September 30, 2010, and the interest rate at that time of 4.0625% and 0.75% calculated on the unused commitment line.

Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities

We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities. See the notes to the financial statements in Item 1, Note 2 for new accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Fuel Hedging Policy

We are exposed to various market risks, including changes in fuel prices. As of September 30, 2010, we have hedges in place for 0.9 million gallons for the remainder of 2010, 3.5 million gallons and 1.0 million gallons in 2011 and 2012 respectively. These amounts represent 59% of our estimated 2010 UBL fuel exposure, 59% of our expected 2011 UBL fuel exposure, and 17% of our expected 2012 UBL fuel exposure. Our average heating oil swap price as of September 30, 2010 is $2.10 for 2010, $2.33 for 2011, and $2.32 for 2012.

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

The Company entered into derivative contracts to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2012, and settle monthly. As of September 30, 2010, the current asset portion of the hedge was valued at $0.5 million and recorded as a current asset, offset by the current liability portion of the hedge valued at $(0.1) million recorded in other liabilities. As of December 31, 2009 the current portion of the hedge valued at $0.3 million was recorded in current assets. During the nine month period ended September 30, 2010, the Company recognized an expense of $0.07 million, and for the nine month period ended September 30, 2009, the Company recognized a reduction in expense of $0.6 million. We previously had fuel hedges that were “out of the money,” but these were terminated early in December 2008. However, due to accounting requirements, we amortized those hedges through the end of December 2009, for which we recorded $5.6 million in expense for the nine month period ended September 30, 2009.

ASC 820, Fair Value Measurements, requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which of these assets and liabilities must be grouped based on significant levels of inputs. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of September 30, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis, including fuel hedge agreements. The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2010 and December 31, 2009.

	Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$452	$—	$452	$—

Total	$452	$—	$452	$—

Other liabilities
Fuel hedge	$141	$—	$141	$—

Total	$141	$—	$141	$—

	Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Other assets:
Fuel hedge	$308	$—	$308	$—

Total	$308	$—	$308	$—

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

	September 30, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Notes	$195	$198	$—	$198	$—
Asset Based Loan	57	57	—	57	—

Total	$252	$255	$—	$255	$—

	December 31, 2009
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Secured Notes	$200	$200	$—	$200	$—
Asset Based Loan	80	80	—	80	—

Total	$280	$280	$—	$280	$—

During the nine months ended September 30, 2010 and 2009, respectively, there were no assets that required an adjustment to their carrying values since no impairment indicators were present.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for new filers.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 11, 2010, GS Maritime Holding LLC, the ultimate parent of the Company (“GS Maritime”), issued an aggregate of 200 profit units to John Binion, Chief Operating Officer of the Company. The profit units were issued to Mr. Binion for no cash consideration. The profit units represent the right to receive a share of GS Maritime’s future profits, subject to the payment in full of certain senior equity securities of GS Maritime. The vesting of the profit units is partially time-based and partially performance-based. Half of the profit units vest in five equal annual installments on the first five anniversaries of the date of grant, subject to accelerated vesting in certain circumstances. The other half of the profit units will only vest upon a change in control of GS Maritime (subject to continued employment with the Company through such date), and only to the extent that a certain internal rate of return to GS Maritime’s investors is achieved in connection with such change in control. The profit units have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state. The profit units were issued to Mr. Binion in reliance on the exemptions from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 5.	OTHER INFORMATION.

On October 4, 2010, Sal Litrico, the former President and Chief Executive Officer of United Maritime Group, LLC (the “Company”), ceased to be employed by the Company. As described in the Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2008, Mr. Litrico was eligible to receive certain payments and benefits subject to the execution of a release agreement that is reasonably acceptable to the Company. Subsequent to the cessation of Mr. Litrico’s employment, the Company and Mr. Litrico entered into a Separation Agreement and General Release Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On October 22, 2010, Timothy Bresnahan, the former Secretary and Senior Vice President, Business Development of the Company, ceased to be employed by the Company. As described in the Current Report on Form 8-K filed with the SEC on October 28, 2008, Mr. Bresnahan was eligible to receive certain payments and benefits subject to the execution of a release agreement that is reasonably acceptable to the Company. Subsequent to the cessation of Mr. Bresnahan’s employment, the Company and Mr. Bresnahan entered into a Separation Agreement and General Release Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On November 11, 2010, the Company entered into amendments to the employment agreements with each of John Binion, Chief Operating Officer of the Company, Walter Bromfield, Senior Vice President, Finance of the Company, Clifford Johnson, Vice President, Sales and Marketing of the Company and Neil McManus, a Vice President of the Company. Each amendment modifies the definition of the term “Good Reason” in such employee’s existing employment agreement. A copy of the form of the amendment to each such employment agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On November 11, 2010, the profit unit grant agreements previously entered into between GS Maritime and the holders of such profit units that are subject to performance based vesting were amended to lower the internal rate of return thresholds required for the vesting of such profit units.

ITEM 6.	EXHIBITS.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index,” which is attached hereto and incorporated by reference herein.

ITEMS  3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, United Maritime Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MARITIME GROUP, LLC

By:	/S/ JASON GRANT
Jason Grant Chief Financial Officer (duly authorized signatory and principal financial officer of the Company)

Date: November 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement for Sal Litrico

10.2	Separation Agreement for Timothy Bresnahan

10.3	Form of Employee Agreement Amendment

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.