Form 10-K
period 2010-12-31
United Maritime Group, LLC
filed 2011-03-30
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 333-165796

UNITED MARITIME GROUP, LLC

(Exact name of registrant as specified in its charter)

FLORIDA	36-3425828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 S. Harbour Island Blvd., Suite 230

Tampa, FL 33602

(Address of principal executive offices)

(813) 209-4200

(Company’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by Check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2010, there were 100,318 membership units of the registrant outstanding. There is no trading market for the membership units of the registrant. No membership units of the registrant were held by non-affiliates.

FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statements that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “forecast,” “intend,” “believe,” “seek,” “may,” “should,” “goal,” “target,” “will” or words or phrases of similar meaning (or the negative version of any such words). They may relate to, among other things, our strengths, strategy, growth plans, operations, revenue, earnings, expenses, financing, sources of liquidity and capital requirements. In addition, we, through our senior management, from time to time make forward looking public statements concerning our expected future operations and performance and other developments.

Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive and regulatory factors, outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include those discussed in the section entitled “Risk Factors.” New risks and uncertainties may emerge in the future. It is not possible for us to predict all of these risks or uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, we urge you to read this annual report completely with the understanding that actual future results may be materially different from what is expressly stated or implicit in any forward-looking statement. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statement after the date of this annual report to conform the statement to actual results or changed expectations.

PART I

ITEM 1.	BUSINESS.

In this annual report, unless the context otherwise requires, or unless specifically stated otherwise, references to the terms “we,” “our,” “us” and the “Company” refer to United Maritime Group, LLC, United Maritime Group Finance Corp. (“Finance Corp.”) and all of their subsidiaries that are consolidated under GAAP. The terms “Senior Secured Notes” or “notes” refer to our 11  3/4% senior secured notes due 2015 and the term “indenture” refers to the indenture governing the notes.

Our Company

We are a leading independent provider of dry bulk marine transportation and terminal services in the U.S. We own and operate marine assets in the U.S.-flag coastwise, U.S. Government cargo preference and inland barge markets and provide foreign flag ocean services through chartered assets. We also own and operate the largest coal and petcoke terminal in the Gulf of Mexico, which is strategically located as the first inbound dry bulk terminal on the Mississippi River. We believe our portfolio of assets is uniquely diverse and enables us to provide tailored transportation, storage, blending and transfer solutions to our customers.

The strength of our service offering is our ability to provide integrated dry bulk transportation and logistics services offerings across our inland barge, terminal and ocean assets. We are the largest U.S.-flag coastwise dry bulk carrier, with a combined cargo capacity of over 378,000 deadweight tons (“dwt”). Our fleet of 691 inland dry barges is one of the ten largest in the industry and includes 199 covered barges that can be shifted between cargoes, allowing us to respond to changes in market conditions and demand for commodities. Our inland barges are moved by our owned fleet of 20 towboats, including 14 high-horsepower (“hp”) towboats that range from 2,800 hp to 9,000 hp and are well suited for our long-haul, high-volume tows. The scale and diversity of our fleet provides us with scheduling flexibility that enhances vessel utilization and offers our customers a range of vessel types and sizes to best meet their needs. In addition, we believe that our rigorous vessel maintenance program results in lower costs and improved operating performance, as well as better service and safety for our customers.

We consider our terminal to be a key competitive advantage and an important link to our ocean and inland services. Our ability to combine our transportation services with our terminal’s full-service capabilities enables us to optimize the utilization of our assets while providing our customers an effective, integrated transportation solution. We believe that the location of our terminal south of New Orleans provides our customers with cost and time efficiencies by avoiding the logistical, regulatory and security challenges of navigating ocean-going vessels through the congested New Orleans area. One of the key services we offer at our terminal is blending, which involves the precise mixture of different coal and petcoke grades using specialized equipment. Blending has become increasingly valuable to our customers as they respond to stringent environmental standards. For the year ended December 31, 2010, coal and petcoke accounted for the majority of the commodities we shipped and all of the commodities processed at our terminal. We believe we are well positioned to take advantage of long-term U.S. and international coal consumption trends.

We enjoy long-standing relationships with our key customers and are often an integral part of their supply chain. Our primary customers include major utility, industrial and agricultural companies in the United States and the average length of our relationships with our top ten customers during 2010 is over 15 years. We have enjoyed an over 50-year relationship with our largest customer, Tampa Electric Company (“Tampa Electric”), a regulated utility operating two coal-burning power plants in Florida. We have also enjoyed an over 15-year relationship with our second largest contracted customer, The Mosaic Company (“Mosaic”), a leading producer and marketer of concentrated phosphate rock and potash crop nutrients, however, beginning in the third quarter of 2010, Mosaic dramatically reduced the amount of cargo it shipped with us and issued a claim of force majeure under its agreement with us. We commenced arbitration proceedings to dispute Mosaic’s claim and those proceedings are ongoing. See Item 3., “Legal Proceedings.” We also have an over 25-year relationship with the U.S. Government, our second largest customer measured by 2010 revenues, fulfilling its spot contracts for cargo preference programs such as Public Law 480 (“PL-480”), which finances the procurement and transportation of food aid to developing nations. We believe these long-term relationships provide us with relatively stable and predictable revenue streams, greater asset utilization and consistent traffic patterns.

During the year ended December 31, 2010, over 54% of our revenue was generated under contracts with an average remaining term of approximately 4.5 years. In addition, while contracted under spot or single voyages, an additional 29% of our revenue over the same period was from recurring sources, including the cargo preference trade and repeat customers.

Corporate History

We began operations in 1959 primarily to provide waterborne transportation services for the coal purchased as fuel for Tampa Electric’s power generation facilities. We were part of Tampa Electric until 1980, when we became a wholly owned subsidiary as part of TECO Energy, Inc.’s (“TECO Energy”) broader diversification. In December 2007, GS Maritime Intermediate Holding LLC, a company formed and indirectly owned by our Equity Sponsors (which are described in more detail below) and members of our board of directors and management, acquired our predecessor company, TECO Transport Corporation, from TECO Energy (the “Acquisition”). Upon consummation of the Acquisition, the surviving entity was renamed United Maritime Group, LLC.

United Maritime Group, LLC is a wholly-owned subsidiary of GS Maritime Intermediate Holding LLC. GS Maritime Intermediate Holding LLC is a wholly-owned subsidiary of GS Maritime Holding LLC (the “Holding Company”). Substantially all of the issued and outstanding equity interests of the Holding Company are owned by our Equity Sponsors and certain members of our board of directors and management.

Our Equity Sponsors

Greenstreet Equity Partners LLC (“Greenstreet”) is an affiliate of Greenstreet Partners LP, a private investment company. Jefferies Capital Partners (“JCP”) is a middle-market private equity investment group with particular experience in the transportation and energy industries. AMCI Capital L.P. and affiliates (“AMCI”) is a joint venture between the owners of privately-held American Metals and Coal International, Inc., a global coal and resources firm, and affiliates of First Reserve Corporation, a leading investment firm specializing in the energy industry. AMCI is managed by a group of principals who specialize in investments in coal, coal-related infrastructure and raw material supply projects globally. We refer to Greenstreet, JCP and AMCI collectively as our Equity Sponsors.

Our Corporate Information

Our principal executive offices are located at 601 South Harbour Island Boulevard, Suite 230, Tampa and our telephone number is (813) 209-4200. Our mailing address is 601 South Harbour Island Boulevard, Suite 230, Tampa, Florida 33602 and our website address is http://www.unitedmaritimegroup.com. The information in our website is not part of, or incorporated by reference into, this Form 10-K document.

Our Business Segments

We operate through the following three segments: United Barge Line, United Bulk Terminal and United Ocean Services. The following table summarizes revenue contributions for each of our segments in the year ended December 31, 2010:

	Revenue
Segment	$ in Thousands	% of Total
United Barge Line	$134,433	42%
United Bulk Terminal	42,883	13%
United Ocean Services	146,137	45%

Total	$323,453	100%

United Barge Line. United Barge Line (“UBL”) is one of the top ten inland dry cargo barge transportation providers, as measured by number of barges. As a full-service barge line company, we provide transport, fleeting, docking, repairing and cleaning services. Fleeting is the temporary in-water storing of barges prior to their unloading or movement to a subsequent dock. UBL’s primary transportation lanes are between Cincinnati on the Ohio River and Chicago on the Illinois River to Davant, Louisiana on the Lower Mississippi River. Key products transported by UBL are coal, petcoke and grain.

UBL’s fleet of 691 owned and chartered barges is comprised of 492 open dry cargo barges and 199 covered dry cargo barges. Open barges are most often used to transport coal, petcoke, sand, rock and stones, while covered barges are most often used to transport weather sensitive cargoes such as grain and other farm products, alloys, ores and non-metallic minerals. Power for our inland barge fleet is primarily provided by our 20 owned towboats, including 14 high-horsepower towboats which are ideal for transporting the long-haul, high-volume tows that our customers require.

United Bulk Terminal. United Bulk Terminal (“UBT”) is the largest full-service dry bulk storage and transfer terminal on the Gulf Coast, as measured by throughput and storage capacity and is the key link between the coal and petcoke trades handled by UOS and UBL. Located on a 1,138-acre leased and owned site 40 miles south of New Orleans in Davant, Louisiana, UBT benefits from being the first bulk terminal on the Mississippi River inbound from the Gulf of Mexico. UBT has an annual throughput capacity of up to 12 million tons and on site storage capacity of up to 4.5 million tons, making it an attractive distribution hub in the Gulf of Mexico for coal and petcoke movements both domestically and internationally. Regulated domestic utilities increasingly require specific coal blends for burning in order to meet environmental standards. Our significant ground storage capacity and blending equipment, coupled with our marine transportation assets, positions us to effectively serve these needs.

United Ocean Services. United Ocean Services (“UOS”) is the largest U.S.-flag coastwise dry bulk carrier, based on dwt capacity, and serves both U.S. coasts, the Gulf of Mexico and international markets. UOS’ core business is the transport of coal from our terminal eastbound to Tampa Electric’s Big Bend power plant, and the transport of phosphate rock westbound from Tampa to south central Louisiana. UOS is the primary domestic marine transporter of coal for Tampa Electric and also serves as Mosaic’s exclusive phosphate rock marine transporter in the Florida coastwise market. Domestically, we also transport shipments of fertilizer. alumina, petcoke, scrap metal, ores and grains. These coastwise trades represented 58% of UOS’ revenue during the year ended December 31, 2010. UOS operates the second largest fleet, by dwt, in the dry bulk segment of the U.S. cargo preference market, which primarily involves the transportation of grain for food aid worldwide. Cargo preference trades represented 34% of UOS’ revenue during the year ended December 31, 2010. UOS’ fleet consists of three ships, six integrated tug-barge units and two traditional tug-barge units, and offers a wide range of shipping capacity from approximately 25,500 dwt to approximately 43,200 dwt per vessel. The combined cargo capacity of 378,111 dwt at December 31, 2010 represents 51% of the Jones Act coastwise capacity, excluding vessels below 10,000 dwt. In 2010, the company has commenced offering international flag ocean services to its terminal customers with time chartered vessels.

Segment revenue, profit information and additional financial data and commentary on recent financial results for these segments are provided in Part III, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Overview

Inland Barge Transportation

Inland Barge Market. Domestic waterways are vital to the U.S. freight distribution system. Millions of tons of cargo are transported annually on the U.S. Inland Waterways, consisting of the Mississippi River, the Ohio River, the Illinois River and their tributaries (collectively known as the “Inland Waterways”). The most significant component of the Inland Waterways is the Mississippi River system. Its river basin encompasses portions of 31 states, spanning as far west as Nebraska to as far east as New York, and from as far south as Louisiana to as far north as the Great Lakes. The barges used in inland marine transportation are broadly categorized in two ways — dry cargo barges for the transport of bulk cargo, which may be fitted with weather-tight covers, and tank barges for carrying petroleum or other liquids.

Competition within the U.S. inland barging industry is diverse and includes independent transportation companies and small operators, as well as captive fleets, owned by various U.S. power generating, grain, refining and petrochemical companies. Foreign competition within the industry is restricted due to the Jones Act. Primary users of dry cargo barges include domestic utilities and major U.S. agricultural and industrial companies. Dry cargo commodities transported on the Inland Waterways include coal, petcoke, grains, fertilizers, both raw steel commodities and finished steel, nonferrous minerals and construction materials.

Transportation Mode Comparison. We believe that barge transportation on the Inland Waterways is the most cost effective, environmentally friendly and safe method of moving freight in the United States as compared to railroads or trucks. A typical dry cargo barge has the carrying capacity of approximately 16 railcars or approximately 70 tractor-trailers, and is able to move 576 ton-miles per gallon of fuel compared to 413 ton-miles per gallon of fuel for rail transportation or 155 ton-miles per gallon of fuel for truck transportation. In addition, when compared to inland barges, trains and trucks produce significantly greater quantities of certain air pollutants. Carbon monoxide emissions for barges are 28% less than rail emissions and 66% less than truck emissions when moving equivalent amounts of freight over equivalent distances. Barge transportation is also the safest mode of U.S. freight transportation, based on the percentage of injuries per ton-mile transported. Inland barge transportation predominantly operates away from population centers, which generally reduces both the number and impact of waterway incidents.

Mississippi River Terminal Market

Terminal operations located on the lower Mississippi River are critical for the storage and transfer of materials entering and exiting the Inland Waterways. We estimate that in 2010, approximately 19 million tons of black products (coal and petcoke) were moved through three major terminals located on the Mississippi River. Three major coal and petcoke terminals serving the lower Mississippi River have an estimated combined maximum throughput of 23 million tons and on-site storage capacity of an estimated 7 million tons. Each of the three terminals is located along long, deep stretches of the Mississippi River, where barges and vessels can gain access for loading and unloading of cargo. Terminals located south of New Orleans allow ocean-going vessels to load cargo without having to navigate through the congested New Orleans area, which reduces time, cost and logistical problems for our customers. In addition to transfer and storage, terminal operations provide value-added services such as blending and automated sampling, which are often necessary for customers such as regulated public utilities who require specific blends to meet environmental standards.

Ocean Transportation

U.S. Ocean Shipping Industry. The U.S. ocean shipping industry consists of the Jones Act coastwise and the U.S.-flag cargo preference trades. In both of these markets in which we participate, there are significant restrictions that limit competition by foreign operators and create barriers to entry of new competitors.

The Jones Act (originally enacted as a part of the Merchant Marine Act, 1920, and since 2006 codified in Title 46 U.S.C.) requires that marine trade between U.S. ports be reserved for U.S. flag vessels which are built in the U.S., manned by U.S.-citizen crews, and owned by companies at least 75% owned by U.S. citizens at each tier of ownership. The Jones Act dry bulk market is largely contractual and project-based in nature. The main routes served by Jones Act ocean-going vessels are within the Gulf of Mexico and along the East and West Coasts of the United States, including Puerto Rico, Hawaii and Alaska. The main products carried by the Jones Act dry bulk ocean-going fleet include coal, petcoke, phosphate rock, grain and other agricultural products.

The U.S. flag cargo preference trade market is comprised of U.S. Government programs such as PL-480, which governs international grain shipments and is also the main transportation mode for U.S. international food assistance. Under PL-480, 75% or more of U.S. food aid cargoes, destined primarily for developing nations, is reserved for transportation by qualified U.S.-flag vessels, if available. Unlike the Jones Act trade, these vessels may be foreign built, and the citizenship requirements applicable to ownership are not as strict. Awards under the PL-480 program are made on a single voyage basis through periodic competitive bidding.

Customers and Contracts

We have established strong relationships with an attractive blue chip customer base which includes major agricultural, industrial, chemical and mineral companies in the United States. We have provided services to our top five customers for an average of 29 years.

Through consistent focus on customer service, we have built strong relationships with our customers. We believe these long-term, important relationships provide us with relatively stable and predictable revenue streams, greater capacity utilization and more consistent traffic patterns across all our business segments.

Our top three customers for UOS are the U.S. Government, Tampa Electric, and Mosaic, accounting for 69% of the segment’s business by revenue for the year ended December 31, 2010. For UBL and UBT, our top customer is Tampa Electric, comprising 22% and 22% of those segments’ revenues, respectively.

The majority of our revenue from the Gulf of Mexico trade for the UOS segment is from long-term or recurring contracts involving coal, petcoke and phosphate rock. The remaining revenues are from spot business, including UOS’s participation in government cargo preference programs. Government cargo preference programs are usually awarded on a voyage charter basis. Under this type of contract, we are paid freight on the basis of moving cargo from a loading port to a discharge port. We are responsible for paying both operating costs and voyage expenses while the charterer is typically responsible for any delay at the loading or discharging ports. UOS’ term contracts have fuel escalators tied to the Platt’s U.S. Gulf Coast Waterbourne #2 Diesel index. Additionally, the current market price of fuel is considered in UOS spot business prices.

For UBL, most of our multi-year contracts have a floor price, with adjustment provisions for fuel, and, in many cases general inflation, which increases stability of the contract margins. Generally, contracts that are less than one year are priced at the time of execution, and are referred to as spot, or affreightment, contracts.

Contract types for UBT are primarily based on transfer of cargo (i) from barge to storage to vessel or (ii) from barge directly to vessel. These contracts typically include a storage allowance and rate structure for storage charges. They include a transfer rate that may contain annual escalation clauses. Most of the UBT contracts provide for production guarantees to customers. Production guarantees relate to the tons per hour that UBT will guarantee to load or unload their vessels. If the guarantees are not met, UBT owes demurrage to the customer; if they are met, UBT earns despatch, which is compensation for loading and unloading faster than the guaranteed levels.

Relationship with Tampa Electric

Tampa Electric operates two electric coal-burning plants, including Big Bend Power Station (1,607 megawatt capability from four coal units) and Polk Power Station (260-megawatt capability from a five unit integrated gasification combined cycle facility). The Big Bend Station, which has sulfur dioxide scrubber capabilities, burns a combination of high sulfur coal, petcoke and No. 2 fuel oil. Polk Power Station burns a blend of high sulfur coal, petcoke, natural gas and oil. The Big Bend Station provides baseload electric generation for the Tampa area, and along with Tampa Electric’s other generation facilities, provides electricity to nearly 667,000 residential, commercial and industrial customers.

We have traditionally provided services to Tampa Electric under a series of five- to ten-year contracts. We currently have a six-year contract with Tampa Electric that expires on December 31, 2014 to transport, store, unload and blend bulk fuel. The contract provides for minimum cargo quantities to be transported, stored, handled and blended. Those minimum cargo quantities decreased in 2010, and will further decrease in 2011 to base minimum quantities that apply for the rest of the term of the contract.

Except under certain circumstances and subject to certain limitations and adjustments, for each segment, if Tampa Electric fails to provide the minimum contracted cargo quantities, then it must pay us a shortfall payment or make up for the shortfall by providing a portion of the shortfall amount in the following year. For our ocean and inland services, we are obligated to make our vessels available to carry at least 90% of the tons forecasted by Tampa Electric. If we fail to transport the minimum quantity, Tampa Electric can elect how we satisfy the difference. At UBT, we are obliged to provide storage piles with a total storage capacity based on Tampa Electric’s forecasted cargo quantities.

Our contract with Tampa Electric has standard rate adjustments tied to fuel and various economic indices. The contract also has standard demurrage and laytime provisions. Tampa Electric can terminate our contract under limited circumstances, including a material breach of the agreement by us and the failure to provide barges for, or to carry, at least two-thirds of the total quantity of cargo nominated by Tampa Electric during any three consecutive months.

Relationship with Mosaic

The Mosaic Company is a global producer and marketer of phosphate and potash crop nutrients. Mosaic operates multiple phosphate rock mining sites in central Florida, as well as processing plants in Florida and Louisiana. Mined phosphate rock is combined with other raw materials to be finished into phosphate fertilizers. By contract we are Mosaic’s exclusive waterborne transporter of phosphate rock that is exported from Florida, and which is typically sent to its Louisiana plant for finishing.

We have traditionally provided services to Mosaic under a series of long-term contracts. We currently have a ten-year contract with Mosaic that expires on December 31, 2017 to transport phosphate rock. The contract provides for annually nominated minimum cargo quantities to be transported. Beginning in 2013, the annually nominated minimum cargo quantities may range as low as zero, although our exclusivity remains intact so that no other carrier would be permitted to transport tons for Mosaic. While the primary product to be moved for Mosaic is phosphate rock, movements of finished phosphate material above certain levels are counted against Mosaic’s annual minimums as well. Except under certain circumstances and subject to certain limitations and adjustments, if Mosaic fails to provide the minimum contracted cargo quantities, then it must pay us a shortfall payment. We, in turn, are obligated to have sufficient vessel capacity to be able to handle annually nominated cargo quantities. Our contract with Mosaic has standard rate adjustments tied to fuel and various economic indices. The contract also has standard demurrage and laytime provisions. Mosaic can terminate our contract under limited circumstances, including a material breach of the agreement by us.

As disclosed under Item 3, “Legal Proceedings,” Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under our agreement but has continued very nominal shipments of finished phosphate “dry rock” as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum contract volume was approximately $9.3 million. The impact on our revenue in 2011 of Mosaic’s failure to ship any volume (as compared to Mosaic’s satisfaction of its minimum contract volume) would be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. We do not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

Employees

As of December 31, 2010, United Maritime Group had 797 employees, including employees at United Maritime Group’s subsidiaries. UOS had 255 employees, 238 of whom are in seagoing positions and the remainder work in shoreside positions. UBL had 325 employees, 297 of whom work on vessels and the remainder work in shoreside positions. UBT had 140 employees who work in operations, maintenance or other managerial or administrator positions. United Maritime Group had 77 employees who work in executive, managerial and administrative positions. We strive to provide market compensation packages including health and other benefits, paid time off and participation in company sponsored retirement contribution plans. We believe our relationship with our employees is strong.

Seasonality

Historically, our revenue stream within any year reflects a variance in seasonal demand, with revenues earned in the first half of the year typically lower than those earned in the second half of the year. Additionally, we have generally experienced higher expenses in the winter months, because winter conditions historically result in higher costs of operation and reduced equipment demand. Our working capital requirements typically track the rise and fall of our revenue and profits throughout the year and also reflect our yearly payments on our ocean vessel leases at the beginning of the year. As a result, adverse market or operating conditions during the last six months of a calendar year could disproportionately adversely affect our operating results, cash flow and working capital requirements for the year. Also, the seasonal reduction in demand permits scheduling major vessel maintenance exacerbating higher costs during this period.

For UOS, assets are subject to fog restrictions in U.S. Gulf ports, particularly in the winter months, which may delay voyage operations. In addition, two UOS tug-barge units do not have connection systems, rendering those units more vulnerable to operational delays during seasonally heavy weather in the winter months and tropical weather conditions in late summer in the Gulf of Mexico. For the UBT segment, fog and high water conditions tend to slow productivity and have a negative impact on operating results. For our UBL segment, fog, high water conditions and icy water conditions on the Upper Mississippi, Illinois and Ohio River basins tend to slow productivity and have a negative impact on operating results.

Competition

We are the only integrated provider of marine transportation and terminal services for coal and petcoke in the Inland Waterways and the Gulf of Mexico. We believe that our three business segments (UBL, UBT and UOS) are complementary and combined with our unique asset base, constitute a robust marine transportation and logistics services offering for dry bulk commodities.

United Barge Line

The barging industry is highly competitive, with a number of companies offering transportation services on the Inland Waterways. As of December 31, 2010, the top 10 carriers accounted for 84% of the total barge fleet. We compete with other carriers on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services, information timeliness, quality of equipment, accessorial terms, freight payment terms, free days and demurrage days. UBL operates in the dry-bulk segment, and the major operators in this segment include: Ingram Barge Company; AEP River Operations; American Commercial Lines; American River Transportation; and SCF Marine. As of December 31, 2010, UBL operated approximately 4% of dry cargo barges on the Inland Waterways.

UBL also faces competition from the truck and rail industries. While a portion of the coal we ship for Tampa Electric was transferred from marine to rail transport modes, overall, transportation of dry bulk goods via the U.S. Inland Waterways generally remains the most cost-effective method of shipping for bulk cargo located within 50 miles of a waterway. Barge transportation offers several advantages over other modes of transportation, including cargo capacity, cost-efficiency, environmental impact and safety. In addition to having considerably more capacity than other modes of transportation, barge transportation is highly fuel efficient and produces fewer smog-causing chemicals when moving equivalent amounts of freight over equivalent distances.

United Bulk Terminal

UBT’s competition mainly consists of two land-based terminals (International Marine Terminal and IC Railroad Terminal) and numerous midstream operations with no land-based storage or transfer facilities. Because of UBT’s location, multiple systems, equipment speeds, transfer capacity, and large storage area, it is well-positioned to serve producers needing product transfer, blending, and ground storage capacity. Compared to the competition, our dry bulk terminal has a substantially higher annual throughput, load out capacity and ground storage capacity. We believe that UBT has the potential to capture business from midstream companies such as direct transfers where cargo is moved ship to barge or barge to ship. Although midstream operations involve lower operating costs, they often cause river barge and ship delays, which may increase demand for ground storage given current barge rates and constraints on barge availability.

We believe the capital expenditure required to either build a new terminal or rehabilitate currently unused terminal facilities in the region is likely prohibitive for our competitors, and, combined with permitting and environmental requirements, presents a significant barrier to new competition.

United Ocean Services

The Jones Act dry bulk market is contractual in nature. The size and contractual nature of the market has supported purpose-built ships and tug-barge units with features that render them well-suited for their intended trades, but sometimes non-competitive in other trades, either due to “dwt” or cubic capacity, draft, speed or other features. As such, there is limited ability by operators to bid for cargoes competitively and/or substitute vessels. We compete for business in the spot market primarily based on price and vessel capacity.

The Jones Act dry bulk fleet has been largely constant due to high replacement costs and lack of demand growth. Our vessels operate primarily in the Gulf of Mexico and internationally under the Cargo Preference Trade. Other top operators include: Moran Dry Bulk Carriers, trading primarily in the Atlantic Coast, Puerto Rico and in the Cargo Preference Trade; Allied Transportation, trading primarily in Florida and the Atlantic Coast; and Kirby Ocean Transport (formerly Dixie Carriers), trading primarily in the Gulf of Mexico.

Laws and Regulation

Overview

Our business is subject to extensive government regulation in the form of national, state and local laws and regulations, as well as laws relating to health, safety, environmental matters, and natural resources. Because such laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required depend upon such factors as the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2010, we had obtained all material permits, licenses and certificates necessary for operations.

The Jones Act is a federal cabotage law that requires all vessels transporting cargo between covered U.S. ports, subject to limited exceptions, to be built in the United States, registered under the U.S.-flag, manned by U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. For purposes of the Jones Act, U.S. citizens are natural persons who are U.S. citizens or U.S.-organized entities that satisfy certain requirements. We currently meet all of the requirements of the Jones Act for our owned vessels. Compliance with U.S. ownership requirements of the Jones Act is very important to our operations, and the loss of Jones Act status could have a significant negative effect on our business, financial condition and results of operations. We monitor the citizenship requirements under the Jones Act of our employees, boards of directors and managers and beneficial equity holders and will take action as necessary to ensure compliance with the Jones Act.

Environmental Regulation

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations pertaining to ballast water, air emissions, stormwater management and discharges, wastewater discharges, storage tanks, the handling and disposal of solid and hazardous materials, hazardous substances and wastes, the investigation and remediation of contamination and other laws and regulations related to health, safety and the protection of the environment and natural resources. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Failure to comply with these laws, regulations and permits may trigger administrative, civil and criminal enforcement proceedings and could result in the assessment of civil and criminal fines and penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. From time to time, our operations may not be in full compliance with applicable environmental laws and regulations or the terms and conditions of our permits. As a result, we have incurred and will continue to incur capital costs and other expenditures relating to environmental, health and safety matters.

We have not been notified that we are a potentially responsible party in connection with any sites we currently or formerly owned or operated or for liability at any off-site waste disposal facility. However, the potential for contamination exists at our current or former sites, based on historical uses of those sites. We currently are not undertaking any remediation or investigations. Our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been investigated or not enough is known about the environmental conditions or likely remedial requirements. In addition, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business. See Item 1A — “Risks Related to Our Business — Failure to comply with laws and regulations, including environmental, health and safety regulations could result in substantial penalties and changes to our operations, which could adversely affect the manner, cost or feasibility of doing business.”

We believe that the operation of our vessels and facilities is in compliance with applicable environmental laws and regulations; however, because such laws and regulations are frequently changed and may impose increasingly stringent requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our facilities and vessels.

We are required to maintain operating standards for all of our vessels, emphasizing operational safety, quality maintenance, continuous training of its officers and crews and compliance with international and U.S. regulations. Our vessels undergo regular and rigorous in-house safety reviews. In addition, a variety of governmental and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include local port state control authorities (U.S. Coast Guard, harbor master or equivalent) and Classification Societies. Certain of these entities require us to obtain permits, licenses and certificates for the operation of the vessels. Failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of the Company’s vessels.

From time to time, we are involved in administrative and legal proceedings related to environmental, health, and safety matters, including, among others, claims alleging hazardous substance exposure associated with cargo or components found in vessels. With respect to worker claims associated with hazardous components, including asbestos, found in vessels, such have typically involved numerous other defendants, and have not and are not reasonably expected to involve material expenditures by the Company. We have also set reserves for such claims that we anticipate to be adequate. However, there is a risk that unanticipated future claims or unexpected outcomes associated with pending claims could result in material expenditures. See Item 1A — “Risks Related to Our Business — We are subject to, and may in the future be subject to, disputes or legal or other proceedings that could involve significant expenditures by us” and “— While we believe we are in compliance with worker health and safety regulations and we believe that coal, phosphate, petcoke, alumina and any of the other materials we ship are not highly toxic or significantly radioactive, we nonetheless are currently and may in the future be subject to lawsuits by workers claiming that the materials we ship are a health hazard.”

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The U.S. Oil Pollution Act of 1990 (“OPA 90”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA 90 affects all owners and operators whose vessels trade in the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone. The United States Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) applies to the discharge of hazardous substances other than oil, whether on land or at sea. Both OPA 90 and CERCLA as well as state laws analogous thereto impact our operations. The presence, release or threatened release of hazardous substances or wastes, or other pollutants into the environment at or by our facilities, properties, storage tanks or vessels, as the result of our current or past operations, or at a facility to which we have shipped wastes, or the existence of historical contamination at any of our properties, could result in material liability to us.

OPA 90 also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the statute. The U.S. Coast Guard enacted regulations requiring evidence of financial responsibility. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the Director of the U.S. Coast Guard National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel having the greatest maximum strict liability under OPA 90 and CERCLA. We have provided the requisite guarantees and have received certificates of financial responsibility from the U.S. Coast Guard for each of our vessels that is required to have one.

Under OPA 90, vessel owners, operators and bareboat charterers are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA 90 defines these other damages broadly to include:

•	natural resources damage and the related assessment costs;

•	real and personal property damage;

•	net loss of taxes, royalties, rents, fees and other federal, state and local government lost revenues;

•	lost profits or impairment of earning capacity due to property or natural resources damage;

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources; and

•	loss of subsistence use of natural resources.

We expect to maintain pollution liability coverage insurance in the amount of $300 million per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other Environmental Initiatives

The U.S. Clean Water Act (“CWA”) prohibits the discharge of oil or hazardous substances in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In addition, most U.S. states in which are located navigable waterways have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

Our operations may occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. In addition, from time to time we may arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may be held liable for clean up costs under applicable laws.

International Maritime Organization (“IMO”)

The IMO, the United Nations agency for maritime safety and the prevention of pollution, has adopted the International Convention for the Prevention of Pollution from Ships (“MARPOL”) which has been updated through various amendments. MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. Our ocean-going vessels are subject to IMO and MARPOL when operating in international waters and ports.

Inspection Requirements

Our transportation operations are subject to regulation by the U.S. Coast Guard, federal laws and state laws. Towboats are subject to U.S. Coast Guard inspection and will be required to carry certificates of inspection once the rules have been promulgated by the U.S. Coast Guard. Our dry cargo inland barges are not subject to U.S. Coast Guard inspection requirements, but are subject to Environmental Protection Agency inspection requirements. Additional regulations relating to homeland security, the environment or additional vessel inspection requirements may be imposed on the barging industry.

Occupational Health and Safety Matters; Vessel Security

Our vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards as well as for vessel security. Our shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2010, we believe we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations.

We endeavor to reduce employee exposure to hazards incident to our business through safety programs, training and preventive maintenance efforts. We emphasize risk assessment and proactive safety performance in all of our operating subsidiaries. United Barge Line and United Ocean Services are members of the American Waterways Operators and receive regular third-party audits for compliance with the Responsible Carrier Program. Additionally, United Ocean Services vessels are certified to meet the Safety Management System requirements of the American Bureau of Shipping. In addition, all of our seafarers maintain certifications under the International Convention on Standards of Training, Certification and Watchkeeping.

Inspection by Classification Societies

Every ocean-going vessel must be “classed” by a classification society. We are under continuous survey by either the American Bureau of Shipping or Det Norske Veritas international industry certification groups which are primarily organized to promote the security of life, property and the natural environment through the development and verification of standards for the design, construction and operational maintenance of marine-related facilities.

Available Information

This annual report summarizes documents that are not delivered herewith. Copies of such documents are available at your request, without charge, from United Maritime Group, LLC 601 S. Harbour Island Boulevard, Suite 230, Tampa, Florida 33602, Attention: Chief Financial Officer. Our telephone number at that address is (813) 209-4200.

You may read and copy this information at the Public Reference Room of the SEC, 100 F Street N.E.,Washington, D.C. 20549. For more information about the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports and other information about issuers who file electronically with the SEC. The Internet address of the site is http://www.sec.gov. We are not incorporating the contents of the websites of the SEC or any other person into this document. We are only providing information about how you may obtain certain documents that are incorporated into this document by reference at these websites. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the public reference rooms.

Our SEC filings are also available at the SEC’s website at http://www.sec.gov. You may also obtain a copy of any our filings, at no cost, by writing to or telephoning us at the following address:

United Maritime Group, LLC

601 S. Harbour Island Blvd., Suite 230

Tampa, FL 33602

(813) 209-4200

Attention: Counsel

ITEM 1A.	RISK FACTORS.

Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information in this report, you should consider carefully the following risk factors when evaluating our business. Any of these risks, or the occurrence of any of the events described in these risk factors, could cause our actual future results, performance or achievements to be materially different from or could materially adversely affect our business, financial condition or results of operations. In addition, other risks or uncertainties not presently known to us or that we currently do not deem material could arise, any of which could also materially adversely affect us and an investment in the notes.

Risks Related to Our Business

The global economic crisis which began in 2008 has adversely affected and may continue to adversely affect our business.

During the third quarter of 2008, a crisis in the credit markets began to impact the capital markets and thus far has produced a global recession. Even with what is believed to be the worst of the crisis behind us, the economic condition remains fragile. Any slight dip in the markets could have a major impact. Although we cannot predict the extent, timing and full ramifications of the recession, we believe that, at a minimum, the following risks have been heightened:

•

Loss of demand — Global demand for many of the products that we currently transport and store may be significantly diminished by a prolonged recession. Such loss of demand could severely impact our revenues, costs and financial condition, as it may lead to an oversupply of transportation and storage capacity, reducing the rates we are able to charge for our services. Such loss of demand could also result in diminished utilization and efficiency and negatively impact our revenue and the mix and volume of our shipments, as occurred in the years ended December 31, 2009 and 2010.

•

Lack of credit availability to our customers and suppliers — We believe that many of our customers and suppliers rely on liquidity from operative global credit markets. If the markets remain illiquid or available pricing increases dramatically, demand for our products and services may be constricted, necessary services may cost more or be unavailable to us and we may not be able to enforce contracts or collect on outstanding invoices.

•	Inability to forecast — Our ability to plan and forecast operating results and capital needs is decreased, which could lead to lower operating efficiency and insufficient liquidity.

Our operating income for the year ended December 31, 2010 was $10.0 million. As a result of the global economic downturn, many of our contract customers again moved only their minimum volumes during 2010. We believe factors impacting our results in 2010 will continue into 2011. If the global economic downturn persists for longer than we anticipate or worsens, or demand for our services does not improve or declines, our revenues and other operating results may fail to improve and could decline.

The loss of one or more key customers, particularly Tampa Electric, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

We have contracts with Tampa Electric and Mosaic, which represented 24% and 8% of our revenues for the year ended December 31, 2010, respectively. We also have spot contracts with the U.S. Government, which represented over 18% of our revenues for the year ended December 31, 2010. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of services they purchase from us and we were unable to redeploy that capacity on similar terms, or if one or more of our key customers failed to pay or perform, we could experience a significant loss of revenue.

In particular, our contract with Tampa Electric and negotiations related to that contract are overseen by the Florida Public Services Commission (the “Commission”). The Commission is focused on ensuring that there is open competition for the opportunity to provide services to Tampa Electric. As a result, we expect to have significant competition when negotiating renewal of our existing contract with Tampa Electric, which expires on December 31, 2014. If we fail to renew our contract with Tampa Electric, or do so on less favorable terms, it could have a material adverse effect on our business, results of operations and financial condition. See “Business — Customers and Contracts” and “Industry.”

Our inability to replace volume and revenue reduction in our contract with Tampa Electric would materially and adversely affect our revenues, results of operations and financial condition.

We signed a new contract with Tampa Electric in 2008, which commenced January 1, 2009 and runs through December 31, 2014. This contract represents a significant reduction in volumes over our prior contract, due primarily to Tampa Electric’s diversification of transportation modes, particularly to rail, and Tampa Electric’s sourcing of barging capacity from one of our competitors. A new rail spur that was completed in December 2009 provides an alternative coal transportation source to Tampa Electric’s Big Bend coal-fired power plant. Tampa Electric relies on this new rail spur for a significant portion of its coal transportation needs. We are the sole provider of waterborne domestic coal transportation to the Big Bend plant.

A decline in Tampa Electric’s operating results or a decline in Tampa Electric’s coal requirements, which are driven by power demand and which may be affected by a number of additional factors, including economic conditions, energy usage patterns and government regulation, could adversely affect our revenue.

Energy usage per residential customer at Tampa Electric may decline in the future, in response to mild weather, higher energy prices reflected both through the fuel charge on bills and for higher energy prices in general, increased appliance efficiency, and increased residential vacancies as a result of increasing foreclosures amid the economic slowdown. Tampa Electric’s ability to increase energy sales and earnings could be negatively impacted if energy prices increase in general and customers continue to use less energy in response to higher energy prices.

The proposed American Clean Energy and Security Act (“ACES”) (also known as the “Waxman-Markey Bill”) would require all retail electricity suppliers to meet 20% of their demand through renewable electricity and electricity savings if it is enacted in its current form. ACES passed the U.S. House of Representatives in June 2009 and is still pending before the U.S. Senate. If the bill is enacted in its current House form, Tampa Electric could incur significant costs to comply with a renewable energy portfolio standard, as proposed. ACES and a corresponding bill in the U.S. Senate known as the Clean Energy Jobs and American Power Act, also provide for the creation of a greenhouse gas (“GHG”) emissions cap and trade program that would ratchet down GHG national emissions over the next forty years. If adopted, such a cap and trade program could require Tampa Electric to incur significant costs in coming years to lower its GHG emissions. Tampa Electric’s operating results could be adversely affected if Tampa Electric were not permitted to recover these costs from customers, or if customers change usage patterns in response to increased rates.

Also in 2008, the Florida state legislature passed broad energy and climate legislation that, among other items, affirmed the authority of the Florida Department of Environmental Protection (“FDEP”) to establish a utility carbon reduction schedule and a carbon dioxide cap and trade system by rule and for the Florida Public Service Commission (“PSC”) to adopt a renewable portfolio standard for utilities, but added a requirement for legislative ratification of these rules no sooner than January 2010. As of February 14, 2011, this standard has not been ratified by the Florida Legislature. Both the FDEP and PSC have initiated the rule development process. In the PSC’s Draft Renewable Portfolio Standard Rule, released on January 30, 2009, electric utilities would need to supply a percentage of retail electricity sales from renewable energy resources located in Florida on the following timeline: 7% by January 1, 2013; 12 percent by January 1, 2016; 18 percent by January 1, 2019; and 20 percent by January 1, 2021. Until the final rules are developed, the impact on Tampa Electric and its customers cannot be determined. In addition, there is proposed legislation in the U.S. Congress to introduce a renewable energy portfolio standard at the federal level. It remains unclear, however, if or when action on such legislation would be completed. Tampa Electric could incur significant costs to comply with a renewable energy portfolio standard, as proposed. Tampa Electric’s operating results could be adversely affected if Tampa Electric were not permitted to recover these costs from customers, or if customers change usage patterns in response to increased rates.

We have other customers that are subject to these or similar regulations.

If any of these dynamics or regulations reduce Tampa Electric’s or any of our other customers’ demand for or usage of domestic coal, it could adversely affect the demand for our transportation services and adversely affect our revenue.

Our inability to replace volume and revenue reduction as a result of the Sierra Club’s legal challenges to Mosaic’s permits to mine phosphate rock in central Florida would materially and adversely affect our revenues, results of operations and financial condition.

Currently there is a lawsuit between the Sierra Club and the Army Corp of Engineers and Mosaic that challenges the process utilized by Mosaic and the Army Corps of Engineers to obtain mining permits from the Environmental Protection Agency for Mosaic’s South Fort Meade mine. An injunction was issued in this litigation and Mosaic claims that it limits its ability to mine in Florida. The injunction raises the possibility of other similar actions in the future.

In response to the injunction, Mosaic issued a claim of force majeure under its agreement with us and in 2010 and continuing into 2011, shipped below its minimum contract volumes. We do not believe that Mosaic is entitled to claim force majeure as a result of these developments or excused from its minimum shipment obligations under its agreement with us, and we are pursuing our rights to recover deadfreight through arbitration. See Item 3, “Legal Proceedings.” We are also pursuing other uses of the shipping capacity used to service the Mosaic agreement pending Mosaic’s resumption of its compliance with our agreement. We are not assured of prevailing in the arbitration proceedings. Further, our inability to replace volume and revenue reduction resulting from Mosaic’s failure to ship minimum volumes would materially and adversely affect our revenues, results of operations and financial condition. See Item 7, “Management’s Discussion and Analysis of Operations – Our Operations.”

Changes in market conditions and factors influencing the demand for coal and petcoke could adversely affect our revenues.

Coal and petcoke represent the largest percentage of our cargoes transported and stored, and decreased demand for solid fuels could materially adversely affect our revenues. Continued demand for these solid fuels could be adversely affected by changes in coal consumption patterns. For example, shifts in demand for solid fuels from domestic sources to foreign sources, which occasionally occurs when the U.S. dollar is strong compared to foreign currencies, could adversely affect our business. Consumption by the domestic utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing solid fuels and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources. Many of the recently constructed electric power sources have been gas-fired by virtue of lower construction costs and reduced environmental risks. Gas-based generation from existing and newly constructed gas-based facilities has the potential to displace coal and petcoke-based generation, particularly from older, less efficient coal generators. In addition, environmental regulations may require electric power generators lessen or eliminate their use of solid fuels. For example, increasingly stringent requirements, including federal Clean Air Act rules under development to replace both the Clean Air Interstate Rule and Clean Air Mercury Rule, and emerging federal, state, and regional regulation of greenhouse gases (“GHGs”), may result in more electric power generators shifting from solid fuels to natural gas-fired power plants. We have derived an increasing percentage of revenue from the export market of U.S. coal and petcoke and as such is exposed to the volatility of global supply and demand in those products. The competitiveness of U.S. exports is determined by factors that are outside of our control, including currency and transportation costs. Any reduction in the demand for coal or petcoke as a result of these changing conditions may adversely affect our revenues.

Our revenues would be adversely affected if funding for PL-480 cargoes were significantly reduced or eliminated.

Approximately 19% of our revenue for the year ended December 31, 2010 is related to cargo preference programs, primarily PL-480. The PL-480 program requires that preference be given to U.S.-flag vessels for the shipment of at least 50% of U.S. Government-generated cargoes and at least 75% of food-aid cargoes. The PL-480 program is funded annually by the U.S. Government and we cannot be certain if the program will continue to be funded, and if so, at what levels. In addition, funding for the program and underlying cargoes could be eroded over time as a result of periodic attempts by certain parties to reduce or eliminate PL-480 funding. In February of 2011, Congress passed an appropriation bill for the 2011 government fiscal year that proposed spending cuts of approximately 40% to the Food for Peace budget that supports the PL-480 business. The President’s current budget proposal for 2011 includes no cuts to the Food for Peace program. The resolution of the differences in these budget proposals is uncertain at this time and creates risks of reduced budget funding to support the PL-480 program in 2011 and beyond. Grain is the primary preference cargo under the PL-480 program we carry for the U.S. Government. The volume of shipments under the PL-480 program is also dependent on commodity prices, particularly grain, as well as transportation and handling costs. A decrease in the amount of grain shipped under PL-480 would likely decrease the number of spot contracts we enter into with the U.S. Government and could adversely affect our revenues and earnings.

Yields from and demand for U.S. grain harvests worldwide materially affect demand for our barging services.

Demand for our inland dry cargo barging services is significantly affected by the volume of grain exports flowing through ports on the Gulf of Mexico. The volume of grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad and foreign currency exchange rates. Overseas grain shortages increase demand for U.S. grain, while worldwide over-production decreases demand for U.S. grain. Other factors, such as domestic ethanol demand and overseas markets’ acceptance of genetically altered products and the exchange rate, may also affect demand for U.S. grain. Decrease in demand for U.S. grain exports could lead to a temporary barge oversupply, which in turn can lead to a reduction in the freight rates we are able to charge.

Marine freight transportation and storage rates in our markets fluctuate from time to time and may decrease, lowering the rates we are able to charge our customers.

Spot freight transportation and storage rates we are able to charge fluctuate from season-to-season and year-to-year. Levels of cargo being transported on the Inland Waterways and coastwise markets vary based on several factors including global economic conditions and business cycles, domestic agricultural production and demand, international agricultural production and demand, demand and funding for cargo preference trades and foreign exchange rates. To a lesser extent, the number of vessels available to transport cargoes in our markets also varies from year-to-year as older vessels are retired and new vessels are placed into service. The resulting relationship between levels of cargoes and vessels available for transport affects the freight transportation rates. A decrease in freight transportation and storage rates due to any of the above factors would adversely affect our revenues and operating results.

Higher fuel prices, if not recouped from our customers, could dramatically increase operating expenses and adversely affect profitability.

Fuel is a significant expense for us. For the year ended December 31, 2010 and 2009, fuel expenses represented 20.9% and 16.9% of our revenues, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. In addition, more stringent environmental regulation of fuels may adversely impact the cost and availability of marine fuels upon which our fleet relies. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45-day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only, variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of non-pass through gallons through fuel price swaps, but our current policy is to hedge between 25% and 75% of our expected fuel exposure at UBL for the next twenty-four months. Consequently, we are only partially protected from increases in fuel prices, and any increase in fuel prices could adversely affect our operating results. At December 31, 2010, the market value of our fuel price swaps represented an asset of approximately $1.2 million. If there are no further changes in market value prior to settlement dates in 2011 and 2012, this amount would be recognized as the fuel is consumed.

Foreign flag vessels that we charter in to provide international service to our customers may fail to meet performance expectations which may increase our operating expenses and adversely affect profitability.

In 2010, we began chartering foreign flag vessels for use in the international trades. The risks associated with chartering vessels are similar to the risks encountered with our owned fleet of vessels, including weather delays, decreases in market demand and non-payment of freight by customers. In addition, chartering vessels are subject to the risks of decreases in international charter rates below the rate that we secure and poor performance of vessel owners.

The loss of key employees, including members of our senior management team and highly skilled and licensed vessel personnel, could adversely affect our business.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key personnel, including highly skilled and licensed vessel personnel. The loss of one of our executive officers or senior management members could impair our ability to identify and secure new contracts, maintain good customer relations and otherwise manage our business, which could adversely affect our financial performance and our ability to compete. Experienced vessel operators, including captains, pilots and senior officers, are not easily replaceable and the loss of high-level vessel employees over a short period of time could impair our ability to fully man all of our vessels.

If key employees depart, we may have to incur significant costs to replace them. Our ability to execute our business model could be impaired if we cannot replace them in a timely manner. Therefore, any loss or reduction in the number of such key employees could adversely affect our business and future operating results.

If we were to experience difficulties in hiring and retaining crews for our vessels, our business and financial condition would be adversely affected.

The continued success of our business is dependent on our ability to hire and retain crews for our vessels. At times, it can be difficult to obtain qualified crew members. There is a small pool of qualified professionals available to crew vessels and we are highly dependent on in-house training and promotion.

Although our supply of labor is currently sufficient, in the future our ability to expand our business or take on new contracts could be limited by a lack of suitable crew.

If employees were to unionize, our business and financial condition could be adversely affected.

As a non-union employer we may have a smaller pool of potential crew available to us than our competitors. If our current employees unionize or we are put in a position where we must hire employees who are union members, our costs of doing business may increase substantially. If this were to occur, there may be work stoppages and other union-related disruptions.

Our insurance may not be adequate to cover our losses.

We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our business and operations. While we believe that we have sufficient insurance coverage for pollution, property, marine and general liability, and are compliant with the insurance requirements of every state we ship to, in the event that costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected. Our vessels are currently insured for their fair market value, which may be significantly less than their replacement value. Losses from catastrophic accident with one of our vessels could exceed our insurance coverage and adversely affect our financial condition. Furthermore, even if insurance coverage were adequate to cover our losses, we may not be able to timely obtain a replacement vessel in the event of a loss.

In addition, we may not be able to continue to procure adequate insurance coverage at commercially reasonable rates in the future, and some claims may not be paid. In the past, stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution, and new regulations could lead to similar increases or even make this type of insurance unavailable.

In addition, we may be subject to losses as a result of catastrophic events, such as war or acts of terrorism, or pollution or environmental matters, such as claims involving hazardous materials that are uninsurable, not economically insurable, or for which coverage could be denied or contested.

Our aging fleet of dry cargo barges and ocean-going vessels may increase costs, disrupt our operations and prevent us from implementing our business strategy.

The average life expectancy of a dry cargo barge, industry-wide, is 25 to 30 years. The average life expectancy of our dry cargo barges is 30 to 35 years. Approximately 38% of our active barge fleet is 20 years or older. Though we have operated inland barges and ocean-going vessels near or past their expected useful life, the cost to maintain and operate these vessels may be so high that it may be more economical for them to be scrapped. If such vessels are not scrapped, additional operating costs to repair and maintain them would reduce cash flows. If such vessels are scrapped, and not replaced, costs could be incurred to properly scrap such vessels and their component materials, and revenue, earnings and cash flows may decline. Though we anticipate future capital investment in dry cargo barges and ocean-going vessels, we may choose not to replace all vessels that we scrap with new vessels based on uncertainties related to financing, timing and shipyard availability. Even if such vessels were replaced, significant capital outlays would be required. We may not be able to generate sufficient sources of liquidity to fund necessary replacement capital needs.

In addition, as our fleet ages, operation and maintenance costs increase. For example, cargo insurance rates and the costs of compliance with governmental regulations, safety or other equipment standards increase as the vessels age. Moreover, the failure to make capital expenditures to alter or add new equipment to our vessels may restrict the type of activities in which these vessels may engage. As our vessels age, market conditions might not justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Based on current market conditions, we do not anticipate building or acquiring new ocean-going vessels based on the expected cost. As such, we expect to incur significant amounts of capital expenditures related to maintaining and refurbishing our existing vessels, including with respect to new and anticipated environmental requirements concerning clean air and clean water that may, among other things, require installation of new ballast water management systems and diesel engine modifications or replacements. If these procedures are not successful or their cost becomes prohibitive, we may have to scrap our ocean-going vessels. If the number of vessels declines over time, our ability to maintain our cargo capacity and provide an integrated transportation service will be decreased unless we can improve the utilization of the fleet. If these improvements in utilization are not achieved, revenue, earnings and cash flow could decline.

Our cash flows and borrowing facilities may not be adequate for our additional capital needs and our future cash flow and capital resources may not be sufficient for payments of interest and principal of our substantial indebtedness.

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging barge and ocean-going vessel fleet, through operating cash flows and borrowings. Capital may not be continuously available to us or may not be available on commercially reasonable terms. If we require more capital than is available under the terms of the asset based loan (ABL), we would be required either to (a) seek to increase the availability under the ABL or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under the ABL or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging vessel fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

The market values of our inland barges, towboats and U.S.-flag ocean-going vessels may decrease, which could limit the amount of funds that we can borrow or trigger certain financial covenants under our current or future credit facilities, and we may incur a loss if we sell vessels following a decline in their market value.

The fair market value of our assets may increase or decrease depending on a number of factors including, but not limited to, the prevailing rate environment, general economic and market conditions affecting the domestic marine transportation industry, supply of and demand for inland barges and ocean-going vessels, availability of or developments in other modes of transportation, cost of new buildings, governmental or other regulations and technological advances. In addition, as vessels grow older, they generally decline in value.

Availability under the ABL is based partially on the value of our vessels, and if the fair market value of our vessels declines, we will have reduced access to capital. The insurance coverage for our vessels is also based on their fair market value. Any decline in fair market value, and the corresponding decrease in insurance coverage, would increase the loss for which we would be liable in connection with lost revenues and replacement costs. Additionally, if we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale price may be less than the vessel’s carrying value on our consolidated financial statements, resulting in a loss and a reduction in earnings. Furthermore, if vessel values fall significantly, we may have to record an impairment adjustment in our financial statements, which could adversely affect our financial results and condition.

We are subject to adverse weather and river conditions, including marine accidents, and global climate change may make adverse weather conditions more severe or frequent.

Our operations are affected by weather and river conditions. Varying weather patterns can affect river levels, contribute to fog delays and cause ice to form in certain river areas of the United States. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March, and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. During hurricane season in the summer and fall, we may be subject to revenue loss, business interruptions and equipment and facilities damage, particularly in the Gulf of Mexico region. The risk of adverse weather conditions is enhanced by the concentration of our properties’ locations and operations along waterways and in the Gulf of Mexico region as well as the potential for global climate change which some scientists believe may increase severe weather patterns.

For example, Hurricane Katrina caused severe damage to our terminal at the end of August 2005. The terminal facilities and equipment were flooded by the storm surge generated by Hurricane Katrina and the flooding remained for a period of time. Electrical and mechanical components as well as mobile equipment and buildings were flooded and required rebuilding or replacements. Employees who lived in close proximity to the terminal lost their personal property and were temporarily or permanently displaced. Many did not return to work at the terminal. Because of the extensive damage and necessary clean-up required, the terminal was not fully operational for six months. This displaced terminal customers and prevented the movement of tonnage during this period of time. Since the terminal is the hub and connecting link between UBL and UOS, the operations of these operating companies were severely disrupted and delayed. Alternate stevedores and berths had to be arranged at higher costs and usually at lower loading rates. The higher costs are typically, but not always, passed on to customers.

In September 2008, Hurricane Gustav caused the terminal to lose power for 16 days. This lack of electrical power prevented the terminal from moving customers’ tonnages and caused a back-up of UBL and UOS equipment. Alternate berths and stevedores had to be arranged, resulting in higher costs and lower productivity.

In addition, adverse river conditions can result in lock closures and affect towboat speed, tow size and loading drafts and can delay barge movements. River terminals, including UBT, may also experience operational interruptions as a result of weather or river conditions. Also, there may be environmental hazards in connection with runoff and spillage from the carbon-based dry and liquid products stored at UBT. These incidents especially occur when there is excessive rain.

Adverse weather conditions may also affect the volume of grain produced, harvested and transported. In the event of a diminished harvest, the demand for barging services will likely decrease, which could cause a material decline in our revenue, earnings and cash flow. Additionally, marine accidents involving our or others’ vessels may impact our ability to efficiently operate on the Inland Waterways. Such accidents, including spills such as the estimated 400,000 gallon oil spill by a third party that occurred in July 2008, can effectively close sections of the Inland Waterways to marine traffic, preventing us from successfully fulfilling customer contracts and negatively impacting our business.

The EPA has found in its recent greenhouse gas endangerment finding that global climate change would result in more severe and possibly more frequent adverse weather conditions. If this is the case, the above mentioned risks would be expected to increase in years ahead. For example, increased or more powerful weather events could result in damage to our shipping terminals and vessels and/or disrupt our customers’ operations.

The operation of our owned and chartered ocean-going vessels, towboats, barge fleet and terminal subjects us to marine disasters that may cause a loss of revenue and could damage our business reputation, which may in turn lead to loss of business.

The operation of our ocean-going vessels, our towboats, our barge fleet and our terminal entails certain inherent risks that may adversely affect our business and reputation, including events such as marine disasters, bad weather, mechanical failures, structural failures, human error, war, terrorism, piracy and other circumstances or events. All of these hazards can also result in death or injury to persons, loss of revenues or property, environmental and natural resources damage, higher insurance rates or loss of insurance cover, damage to our customer relationships that could limit our ability to successfully compete for charters, delay or rerouting, any of which could adversely affect our business. Further, if one of our vessels or other assets were involved in an accident involving an adverse environmental or natural resource impact, the resulting liabilities and potential negative media coverage, even if we were not a responsible party, could adversely affect our business.

Any of these circumstances or events could substantially increase our costs. The costs of replacing a vessel or barge, cleaning up a spill, restoring natural resources, or repairing equipment at the terminal could substantially lower our revenues and take vessels or barges out of operation permanently or for periods of time. For example, in July 2008, an oil spill by a third party on the Mississippi River caused a seven day delay in our transportation services. For certain commodities, such as grain, suspension in service not only means delivery delays but also much greater risk that the cargo is damaged or lost. The 2010 Gulf oil Spill did not adversely affect our operations.

The involvement of our vessels or terminal in a disaster or delays in delivery or damages or loss of cargo may harm our reputation as a safe and reliable vessel operator and could cause us to lose business. If our vessels suffer damage, they may need to be repaired. The costs of repairs are unpredictable and can be substantial. We may have to pay repair costs that our insurance does not cover in full. The loss of revenue while vessels are being repaired and repositioned, as well as the actual cost of these repairs, could decrease our earnings. In addition, space at repair facilities is sometimes limited and not all repair facilities are conveniently located. We may be unable to find space at a suitable repair facility or we may be forced to travel to a repair facility that is not conveniently located near our vessels’ positions. The loss of earnings while these vessels are forced to wait for space or to travel to more distant dry-docking facilities would adversely affect our results of operations.

Interruption or failure of our communications systems could impair our ability to effectively provide our integrated services, increase our operational costs and damage our reputation.

Our services rely on the continuing operation of our communications systems among UOS, UBL and UBT. Our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our facilities could result in lengthy interruptions or delays in our services and damage our reputation as an integrated provider of services.

The aging infrastructure on the Inland Waterways may increase costs and disrupt our operations.

UBL is fully dependent on the infrastructure of the Inland Waterways. Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of the 50% share not funded through fuel user taxes on barge operators for new projects has historically been limited. In addition, although the current annual government funding levels are near the average anticipated annual need for the foreseeable future, these levels may not be sustained and a larger portion of infrastructure maintenance costs may be imposed on operators. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed in the future to fund necessary infrastructure improvements, increasing our expenses. The current administration is proposing a “lockage fee” to replace the current fuel user tax. Such a fee would penalize us and others similarly situated that serve the northern portions of the Inland Waterways, particularly if the total funding expectation from the industry is increased and reallocated in this manner. We may not be able to recover increased fuel user taxes or such lockage fees through pricing increases. The current administration’s economic stimulus package may result in the closure or reduced capacity of dams and locks during upgrades or maintenance, which could cause operational inefficiency and interruption of service, and adversely affect our revenues. In addition, the recent reduction of the controlling draft at the Southwest Passage on the Mississippi River could cause further potential reductions in our operations.

An oversupply of U.S. marine transportation or terminal capacity may lead to reductions in freight and handling rates, which would adversely affect our revenues.

The U.S. marine transportation and terminal industry, including our business, has previously suffered from an oversupply of capacity relative to demand for transportation and terminal services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding, delay in scrapping or extending useful lives through refurbishing of vessels approaching the end of their useful economic lives. If an oversupply of capacity were to persist, it could take several years before demand growth matches supply due to the variable nature of the U.S. marine transportation industry and the freight transportation industry in general, and the relatively long life of marine and terminal equipment. Such oversupply could decrease demand for our services and could lead to reductions in the freight and handling rates that we are able to charge.

The U.S. marine transportation industry is highly competitive and increased competition could adversely affect our operations.

We operate in a highly competitive industry. In particular, competition is intense for barge freight transportation. The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. We compete with other carriers on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services, information timeliness, quality of equipment, accessorial terms, freight payment terms, free days and demurrage days. The major operators in the dry-bulk segment include Ingram Barge Company, AEP River Operations, American Commercial Lines, American River Transportation and SCF Marine. Together, these competitors operated approximately 67% of dry cargo barges in 2010, while we operated approximately 4%. Increased competition in the future could result in a significant increase in available shipping capacity on the Inland Waterways and coastwise markets, which could create downward rate pressure for us or result in our loss of business. In United Ocean Services, we face competition from other U.S.-flag vessels with respect to our PL-480 spot contracts with the U.S. Government. In addition, we face competition from other transportation sources, including rail and trucking.

Our failure to comply with government regulations affecting the U.S. marine transportation industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

As participants in the U.S. marine transportation industry, we are subject to various laws and regulations, including federal, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require us, as vessel operators, to obtain and maintain permits, licenses and certificates and require routine inspections, monitoring, recordkeeping and reporting with respect to our vessels and operations. See “Business — Laws and Regulation — Environmental Regulation.” Any significant changes in laws or regulations affecting the U.S. marine transportation industry, or in the interpretation thereof, could cause us to incur significant expenses. Examples include new U.S. Environmental Protection Agency (“EPA”) regulations on marine diesel engine emissions and proposed Coast Guard ballast water discharge rules. Recently enacted regulations call for increased and enhanced inspection of inland towboats. The United States Coast Guard has been instructed in recent Congressional hearings to interpret the new regulations. These interpretations could result in vessel delays and significantly increased maintenance and upgrade costs for our fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade, or if those provisions were modified, repealed or waived.

We are subject to the Jones Act as well as other federal laws that restrict maritime transportation between points in the United States to vessels built and registered in the United States and owned and manned by U.S. citizens. To be eligible to operate a vessel under the Jones Act, the company that owns the vessel must be at least 75% owned by U.S. citizens at each tier of its ownership. The Jones Act therefore restricts foreign ownership interests in the entities that directly or indirectly own the vessels which we operate. If we did not comply with these restrictions, we would be prohibited from operating our vessels in the Inland Waterways and U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. trading rights for our vessels, fines or forfeiture of our vessels.

The Jones Act restrictions on the provision of maritime cabotage services are the subject of certain exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the transportation of maritime cargo between U.S. ports could be opened to foreign- flag or foreign- manufactured vessels.

In the past, interest groups have lobbied Congress to repeal the Jones Act to facilitate foreign flag competition for trades and cargoes currently reserved for U.S.-flag vessels under the Jones Act. We believe that interest groups may continue efforts to modify or repeal the Jones Act currently benefiting U.S.-flag vessels. If these efforts are successful, it could result in increased competition, which could adversely affect our business and operating results.

The Secretary of the Department of Homeland Security is vested with the authority and discretion to waive the coastwise laws to such extent and upon such terms as he may prescribe whenever he deems that such action is necessary in the interest of national defense. In response to the effects of Hurricanes Katrina and Rita, the Secretary of the Department of Homeland Security waived the coastwise laws generally for the transportation of petroleum products from September 1 to September 19, 2005 and from September 26 to October 24, 2005. In the past, the Secretary of the Department of Homeland Security has waived the coastwise laws generally for the transportation of petroleum released from the Strategic Petroleum Reserve undertaken in response to circumstances arising from major natural disasters.

Because foreign vessels generally have lower construction costs and generally operate at significantly lower costs than we do in U.S. markets, any waiver or repeal of the Jones Act or cargo preference could significantly increase competition in the coastwise trade, which could adversely affect our results of operations.

Global trade agreements, tariffs and subsidies could decrease the demand for imported and exported goods, adversely affecting the flow of import and export tonnage through the Port of New Orleans and the demand for our marine transportation services.

Our business is subject to market forces, and our success is dependent on market forces beyond our control, such as the overall demand for imported and exported goods we transport and store. The volume of goods imported to and from the United States is affected by subsidies or tariffs imposed by U.S. or foreign governments. Demand for U.S. grain exports may be affected by the actions of foreign governments and global or regional economic developments. Foreign subsidies and tariffs on agricultural products affect the pricing of and the demand for U.S. agricultural exports. U.S. and foreign trade agreements can also affect demand for U.S. agricultural exports as well as goods imported into the United States. Similarly, national and international embargoes of the agricultural products of the United States or other countries may affect demand for U.S. agricultural exports. Additionally, the strength or weakness of the U.S. dollar against foreign currencies can impact import and export demand. These events, all of which are beyond our control, could reduce the demand for our transportation and storage services.

Compliance with safety and other ocean-going vessel requirements imposed by classification societies may be very costly and may adversely affect our business.

Every large commercial ocean-going vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the Safety of Life at Sea Convention. All of our vessels that are required to be classed are certified as being “in class” by Det Norske Veritas or the American Bureau of Shipping. These classification societies are members of the International Association of Classification Societies.

A number of our ocean-going vessels must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our ocean-going vessels are on special survey cycles for hull inspection and on special survey or continuous survey cycles for machinery inspection. Our ocean-going vessels are also required to be dry-docked twice every five years for inspection of the underwater parts of such vessel. If a vessel in our fleet did not maintain its class and/or failed any annual survey, intermediate survey or special survey, it would be unemployable and unable to trade between ports. In addition, our vessels may be subject to delays resulting from inspections or violations of rules imposed by foreign governments and port state control entities (similar to our Coast Guard) when our vessels call in foreign ports. This could adversely affect our results of operations.

While we believe we are in compliance with worker health and safety regulations and we believe that coal, phosphate, petcoke, alumina and any of the other materials we ship are not highly toxic or significantly radioactive, we nonetheless are currently and may in the future be subject to lawsuits by workers claiming that the materials we ship are a health hazard.

We are currently and may in the future continue to be subject to lawsuits brought by workers claiming that the materials we ship or handle have exposed them to a health hazard. Among others, we ship coal, petcoke, alumina, phosphate, ammonium nitrate and other materials that may become airborne as particulates and be present in certain dusts. While we believe that the materials we ship have low health risks and we provide workers with personal protective equipment as required by law, our business and operating results could be adversely affected if any of the materials we ship are shown to be a health hazard or if an adverse ruling is rendered in any pending or future exposure cases involving materials that we handle or have handled in the past. See “Business — Laws and Regulation — Environmental Regulation.”

Failure to comply with laws and regulations, including environmental, health and safety regulations, could result in substantial penalties and changes to our operations, which could adversely affect the manner, cost or feasibility of doing business.

Our operations, facilities, properties and vessels are subject to extensive and evolving federal, state, local and foreign laws and regulations of the jurisdictions in which we operate. These laws pertain to air emissions; wastewater discharges; the handling and disposal of solid and hazardous materials and oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification and renewal or revocation by issuing authorities. Failure to comply with these laws, regulations and permits may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of civil and criminal fines and penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. From time to time, our operations may not be in full compliance with applicable environmental laws or regulations or the terms and conditions of our permits. As a result, we are involved from time to time in administrative and legal proceedings related to environmental, health and safety matters and have in the past and will continue to incur costs and other expenditures relating to such matters. We are required on an ongoing basis to make expenditures in order to maintain compliance with existing and new environmental, health and safety requirements.

In addition to environmental laws that regulate our ongoing operations, we are also subject to environmental remediation liability. Under federal and state laws, we may be liable for the cost of investigation or remediation of contamination, natural resource damages or other damages as a result of the release or threatened release of hazardous substances or wastes or other pollutants into the environment at or by our facilities, properties or vessels, or as a result of our current or past operations, including facilities to which we have shipped wastes for disposal, recycling or treatment, regardless of when the release of hazardous substances occurred or the lawfulness of the activities giving rise to the release. These laws, such as the federal Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and the Oil Pollution Act of 1990 (“OPA 90”), typically impose liability and cleanup responsibility without regard to fault or whether the owner or operator knew of or caused the release or threatened release. Under some circumstances, even if more than one person may be liable for the release or threatened release, each person covered by the environmental laws may be held wholly responsible for all of the cleanup costs and damages. Under the environmental cleanup laws of states in which we operate, such as Illinois and Louisiana, if state governmental authorities conduct a cleanup of our property at their expense, they could also impose a lien for the amount of such cleanup costs that supersedes all other liens on such property (a so-called “superlien”). In addition, third parties may sue the owner or operator of a site or vessel for damage based on personal injury, property damage, natural resource damages or other costs and cleanup costs, resulting from environmental contamination.

Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil in U.S. waters, including the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant additional liability, including fines, penalties, criminal liability and costs for natural resource damages. The potential for these releases could increase as we increase our fleet capacity and as our fleet ages. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

Cash expenditures required to comply with applicable environmental laws or to pay for any remediation efforts in excess of such reserves or insurance may result in charges to earnings. We may incur future costs related to environmental issues, and any significant additional costs could adversely affect our financial condition. The potential for contamination exists at our current or former sites, based on historical uses of those sites. We currently are not undertaking any remediation or investigations. Our costs or liability in connection with potential contamination conditions at our facilities cannot be predicted at this time because the potential existence of contamination has not been fully investigated or not enough is known about potential environmental conditions or likely remedial requirements. In addition, there may be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business. The modification of existing laws or regulations or the promulgation of new laws or regulations, more vigorous enforcement by regulators, the imposition of joint and several liability under CERCLA or analogous state laws or OPA 90, and other unanticipated events could also result in a material adverse effect.

Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board and the United States Customs and Border Patrol, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety and security standards and are authorized to investigate vessel accidents and recommend improved safety standards, while Customs and Border Protection is authorized to inspect vessels at will. Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, or operational changes. While we endeavor to comply with all applicable laws, we might not and our failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations are subject to change, which could result in more comprehensive and stringent requirements that substantially increase our operational and compliance costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect our financial condition and results of operations. For example, anticipated regulations regarding ballast water management and new regulations regarding reduced air emissions from marine diesel engines could result in us making significant capital expenditures over the next three to five years in order to upgrade our vessels accordingly. While we cannot presently estimate such expenditures with certainty, there could be no assurances that the expenditures would not be material. See “Business — Laws and Regulation — Other Environmental Initiatives; Risk Factors.”

We are also subject to the Merchant Marine Act of 1936, which provides that during a national emergency or a threat to the security of the national defense and upon proclamation by the President of the United States, the Secretary of Transportation may requisition for use or purchase any vessel or other watercraft owned by United States citizens (which includes United States limited liability companies), including vessels under construction in the United States. If one of our vessels were purchased or requisitioned for use by the federal government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our tugs is requisitioned or purchased and its associated barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We would also not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our vessels. The purchase or the requisition for an extended period of time of one or more of our vessels could adversely affect our results of operations and financial condition.

We are subject to, and may in the future be subject to, disputes or legal or other proceedings that could involve significant expenditures by us.

The nature of our business exposes us to the potential for disputes or legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, product liability matters, environmental matters, tax matters, contract disputes and other matters. Specifically, as a vessel owner/operator, we are subject to claims related to collisions, allisions, pollution damage, cargo loss or damage, or personal injuries or illnesses. For example, we are from time to time and may in the future be subject to lawsuits in which workers allege exposure to materials that we ship or component materials within our vessels. See “Business — Laws and Regulation — Environmental Regulation.” These disputes, individually or collectively, could affect our business by distracting our management from the operation of our business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures. We are named as a defendant in certain lawsuits and we are in receipt of other claims and we cannot predict the outcome of such litigation which may result in the imposition of significant liability.

Our crews and ships are sometimes subjected to safety risk through our work for U.S. cargo preference programs, including acts of piracy.

Our shipping work under the U.S. Cargo Preference program takes our vessels to ports of call that may be experiencing regional political instability or violence. Our ports of call in the past have included locations such as Djibouti and Yemen. In addition, our travels take our crews and vessels through the Suez Canal. Passage through this area could be threatened by the current political unrest in Egypt or other Middle Eastern countries. Despite our precautions, including providing vessels traveling to unstable ports and through high risk waters with armed security, communicating with various U.S. security agencies and obtaining military clearances, our crews may suffer harm or our vessels may be subject to damage or piracy while traveling to politically unstable ports of call.

Acts of piracy on ocean-going vessels have increased recently in frequency and magnitude, which could adversely affect our business. The shipping industry has historically been affected by acts of piracy in regions such as the South China Sea and the Gulf of Aden. In 2008, acts of piracy increased significantly, particularly off the coast of Somalia in the Gulf of Aden and Indian Ocean. The frequency and scope of attacks on all types of vessels has increased steadily over the past three years. The number of mariners and vessels being held for ransom, the captivity periods, and the ransom amounts, have all increased during this time despite the presence of active military coalition forces. This led to the issuance of a presidential Executive Order in April, 2010, declaring it illegal for U.S. citizens to make payments to certain Somali and other persons of interest, which served to heighten the level and cost of risk to the crews of U.S. companies. In addition, in January, 2011, the Coast Guard issued its fifth revision to Maritime Security Directive 104-6, expanding the high risk zone off Somalia and the Indian Ocean significantly. This requires U.S. flag companies operating in those areas to hire security teams and make numerous other security arrangements that increase the cost of participating in PL480 cargoes without reimbursement. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and it is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, our integrated tug-barge units are slow moving and low to the water, which makes them vulnerable to pirate attacks and restricts our ability to bid on PL-480 charters to high risk destinations.

Our vessels could be subject to seizure through maritime arrest.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay whatever amount may be required to have the arrest lifted. In many jurisdictions, a maritime lien holder may enforce its lien by arresting the vessel or, under the “sister ship” theory of liability followed in some jurisdictions, arrest the vessel that is subject to the claimant’s maritime lien or any other vessel owned or controlled by the same owner. The maritime arrest or any other seizure of one or more of our vessels could interrupt our operations, reducing related revenue earnings, and may require us to pay large sums of money to have the arrest lifted.

Risks Related to Our Indebtedness, Including the Notes

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of debt which requires significant periodic interest and principal payments. As of December 31, 2010, we had approximately $249.0 million of total debt outstanding. Subject to the limits contained in the indenture governing the notes and the ABL, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of the notes, including the following:

•	making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

We may be unable to service our indebtedness, including the notes.

Our ability to make scheduled payments on and to refinance our indebtedness, including the notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. Our business might not generate sufficient cash flow from operations in an amount sufficient to enable us to service our debt, including the notes, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the notes and the ABL do not fully prohibit us from doing so. The ABL provides for up to $135.0 million of borrowing capacity, of which $59.0 million had been borrowed as of December 31, 2010. Borrowings under the ABL are effectively senior to the notes to the extent of the value of the assets securing such indebtedness. We may also incur other additional indebtedness secured by liens that rank equally with those securing the notes, in which case, the holders of that debt will be entitled to share ratably with the note holder any proceeds distributed in connection with our insolvency, liquidation, reorganization, dissolution or other winding-up. If we incur additional indebtedness, including under the ABL, the related risks that we face could intensify and could further exacerbate the risks associated with our substantial leverage.

We face the risk of breaching covenants in the ABL and other future financings and may not be able to comply with certain incurrence tests in the indenture governing the notes.

The ABL contains financial covenants that are applicable upon an event of default or a lack of availability under the borrowing base formula. These covenants include, among others, the maintenance of (i) the ratio of debt to EBITDA and (ii) the ratio of EBITDA and certain capital expenditures to fixed charges. Our ability to meet the covenants can be affected by various risks, uncertainties and events beyond our control, and we cannot provide assurance that we will meet those tests. Failure to comply with any of the covenants in the ABL or in any future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions, including the indenture governing the notes.

Upon the occurrence of an event of default under the ABL, all amounts outstanding can be declared immediately due and payable and all commitments to extend further credit may be terminated. Such acceleration of repayment under the ABL would result in an event of default under the notes. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our ability to repay borrowings under the ABL and our obligations under the notes.

A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

At December 31, 2010, we had approximately $59.0 million of floating rate debt outstanding. Each 100 basis point increase above the interest rate in effect at December 31, 2010 would increase our annual cash interest expense by approximately $0.6 million.

The indenture governing the notes and the ABL impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The ABL and the indenture governing the notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay dividends or certain other distributions on our capital stock or repurchase our capital stock other than allowed under the indenture;

•	make certain investments or other restricted payments;

•	place restrictions on the ability of subsidiaries to pay dividends or make other payments to us;

•	engage in transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

Also, the ABL requires us to meet certain minimum availability levels. We may not be able to maintain these levels and if we fail to be in compliance with these tests, we may not be able to borrow the full amount available under the ABL, which could make it difficult for us to operate our business.

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the indenture governing the notes or under the ABL. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable.

We may not be able to finance a change of control or excess cash flow offer required by the indenture.

Upon the occurrence of certain kinds of change of control events or our accumulation of certain levels of excess cash flow, we will be required to offer to repurchase outstanding notes or existing notes at 101% or 100%, respectively, of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. However, it is possible that we will not have sufficient funds at the relevant time to make the required repurchase of notes or that restrictions in our ABL will not allow such repurchases. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes which, in turn, would constitute a default under the ABL. In addition, the occurrence of a change of control would also constitute an event of default under the ABL. A default under the ABL would result in a default under the indenture if the ABL lenders elected to accelerate the debt under the ABL.

Moreover, the ABL restricts, and any other future indebtedness we incur may restrict, our ability to repurchase the notes, including following a change of control or excess cash flow event. As a result, following a change of control or excess cash flow event, we would not be able to repurchase notes unless we first repay all indebtedness outstanding under the ABL and any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding or existing notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Other secured indebtedness, including indebtedness under the ABL, which is secured by certain assets of the borrowers and the guarantors thereunder on a first priority basis, are effectively senior to the notes.

Obligations under the ABL are secured by a first priority lien on substantially all the assets of the borrowers and guarantors thereunder. The notes and the related guarantees are secured by a second priority lien in the collateral securing indebtedness under the ABL. Any rights to payment and claims by the holders of the notes are, therefore, effectively junior to any rights to payment or claims by our creditors under the ABL with respect to distributions of such collateral. Only when our obligations under the ABL are satisfied in full will the proceeds of those assets, subject to other permitted liens, be used to satisfy the obligations under the notes and guarantees. In addition, the indenture permits us to incur additional indebtedness secured by a lien that ranks equally with the notes. Any such indebtedness may further limit the recovery from the realization of the value of such collateral available to satisfy holders of the notes. As of December 31, 2010, we had $190 million of long-term second priority senior secured indebtedness and we had an additional approximately $59.0 million of additional borrowings outstanding under the ABL, with another $76.0 million available subject to borrowing base limitations, at that date.

The value of the collateral securing the notes may not be sufficient to satisfy all our obligations under the notes.

Obligations under the notes are secured by a second priority lien on substantially all of the assets of the issuer and guarantors that secure our obligations under the ABL, including equipment, our vessels, certain owned real property interests and all present and future shares of capital stock or other equity interests of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests of each of the guarantors’ directly owned foreign subsidiaries, in each case subject to certain exceptions and customary permitted liens. No appraisals of our real estate collateral have been prepared in connection with the offering of the notes, and the appraisal value of the fleet may be more or less than the realizable value of the fleet. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. There also can be no assurance that the collateral will be saleable and, even if saleable, the timing of its liquidation would be uncertain. In addition, if we were to attempt to sell U.S.-flagged vessels to a foreign owner, we would need permission of Marad to reflag the vessel as foreign. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the notes, in full or at all, after first satisfying our obligations in full under first priority claims.

We might not have liens perfected on all of the collateral securing the notes and some of the liens that are perfected might not be subject only to claims under the ABL. With respect to our leased real property, although the terms of the indenture require us to use commercially reasonable efforts to obtain landlord waivers for such properties, we were not able to obtain all of such waivers. As a result, in the event of a foreclosure under the indenture, the collateral agent may be unable to enter those premises and holders of the notes may be unable to realize any value from such leases. With respect to certain of our owned real property, we could not obtain title insurance or legal opinions with respect to some of the mortgages securing the notes that were not subject to exceptions. To the extent that liens, rights or easements granted to third parties encumber assets located on property owned by us, such third parties have or may exercise rights and remedies with respect to the property subject to such liens that could adversely affect the value of the collateral and the ability of the collateral agent to foreclose on the collateral.

There may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by holders of the notes from the sale of the collateral securing the notes and the obligations under the notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables. With respect to some of the collateral, the collateral agent’s security interest and ability to foreclose will also be limited by the need to meet certain requirements, such as obtaining third-party consents and making additional filings. If we are unable to obtain these consents or make these filings, the security interests may be invalid and the holders will not be entitled to the collateral or any recovery with respect thereto. We cannot assure you that any such required consents can be obtained on a timely basis or at all. These requirements may limit the number of potential bidders for certain collateral in any foreclosure and may delay any sale, either of which events may have an adverse effect on the sale price of the collateral. Therefore, the practical value of realizing on the collateral may, without the appropriate consents and filings, be limited.

The appraisal value of the fleet may not reflect the realizable value of the fleet in the event of the sale of the fleet.

Certain of our marine assets, including towboats, inland barges and ocean-going vessels, both owned and leased, were appraised by an independent third party national appraisal firm as of November 2010 to have a fair market valuation of $487.2 million. This appraisal was based on representative sample inspections, review of the information available and research, completed in November of 2010, and was updated based on a physical appraisal of the fleet comprised of various valuation methods, including the cost and sales comparison, which were performed with a representative sample of on-board inspections. The assumptions and methodologies used by the independent third party company may differ from the assumptions and methodologies used by other appraisal companies, which could produce different values for the fleet. Additionally, an appraisal is only an estimate of value and is not necessarily an accurate indication of the value of the fleet in the event of a sale, which depends on market and economic conditions, the availability of buyers, the condition of the fleet and other similar factors.

The terms of the indenture and the intercreditor agreement permit, without the consent of holders of notes, various releases of the collateral securing the notes and subsidiary guarantees, which could be adverse to holders of notes.

The lenders under the ABL control all remedies or other actions related to the collateral securing the notes. In addition, if the lenders under the ABL release the liens securing the obligations thereunder in connection with an enforcement action, then, under the terms of the intercreditor agreement, the holders of the notes will be deemed to have given approval for the release of the second priority liens on such assets securing the notes. Additionally, the indenture and the security documents for the notes provide that the liens securing the notes on any item of collateral will be automatically released in the event that the Company or any guarantor sells or otherwise disposes of such collateral in a transaction otherwise permitted by the indenture. Accordingly, substantial collateral may be released automatically without consent of the holders of the notes or the trustee under the indenture governing the notes.

The pledge of the capital stock, other securities and similar items of our subsidiaries that secure the notes will automatically be released from the lien on them and no longer constitute collateral for so long as the pledge of such capital stock or such other securities would require the filing of separate financial statements with the SEC for that subsidiary.

The notes and the guarantees are secured by a pledge of the stock of our subsidiaries. Under the SEC regulations in effect as of the issue date of the notes, if the par value, book value as carried by us or market value (whichever is greatest) of the capital stock, other securities or similar items of a subsidiary pledged as part of the collateral is greater than or equal to 20% of the aggregate principal amount of the notes then outstanding, such a subsidiary would be required to provide separate financial statements to the SEC. Therefore, the indenture and the collateral documents securing the notes provide that any capital stock and other securities of any of our subsidiaries will be excluded from the collateral for so long as the pledge of such capital stock or other securities to secure the notes would cause such subsidiary to be required to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X (as in effect from time to time). As a result, holders of the notes could lose a portion or all of their security interest in the capital stock or other securities of those subsidiaries during such period. It may be more difficult, costly and time-consuming for holders of the notes to foreclose on the assets of a subsidiary than to foreclose on its capital stock or other securities, so the proceeds realized upon any such foreclosure could be significantly less than those that would have been received upon any sale of the capital stock or other securities of such subsidiary.

Rights of holders of notes in the collateral may be adversely affected by the failure to perfect liens on certain collateral acquired in the future.

Applicable law requires that certain property and rights acquired after the grant of a general security interest, such as real property, equipment subject to a certificate and certain proceeds, can only be perfected at the time such property and rights are acquired and identified. The trustee or the collateral agent may not monitor, or we may not inform the trustee or the collateral agent of, the future acquisition of property and rights that constitute collateral, and necessary action may not be taken to properly perfect the security interest in such after-acquired collateral. The collateral agent for the notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest in favor of the notes against third parties. Such failure may result in the loss of the security interest therein or the priority of the security interest in favor of the notes against third parties.

We will in most cases have control over the collateral, and the sale of particular assets by us could reduce the pool of assets securing the notes and the guarantees.

The collateral documents allow us to remain in possession of, retain exclusive control over, freely operate, and collect, invest and dispose of any income from, the collateral securing the notes and the guarantees. In addition, we may not be required to comply with all or any portion of Section 314(d) of the Trust Indenture Act of 1939 (the “Trust Indenture Act”) if we determine, in good faith based on advice of counsel, that, under the terms of that Section and/or any interpretation or guidance as to the meaning thereof of the SEC and its staff, including “no action” letters or exemptive orders, all or such portion of Section 314(d) of the Trust Indenture Act is inapplicable to the released collateral. For example, so long as no default or event of default under the indenture would result therefrom and such transaction would not violate the Trust Indenture Act, we may, among other things, without any release or consent by the indenture trustee, conduct ordinary course activities with respect to collateral, such as selling, factoring, abandoning or otherwise disposing of collateral and making ordinary course cash payments (including repayments of indebtedness).

Pledges of equity interests of certain of our foreign subsidiaries may not be enforceable under the laws of the jurisdictions where such foreign subsidiaries are organized.

Part of the security for the repayment of the notes consists of a pledge of up to 65% of the equity interests of foreign subsidiaries that may be owned by us and the guarantors in the future. Although such pledges of equity interests will be granted under United States security documents, many foreign jurisdictions may not recognize such security interests as being enforceable. Consequently, the collateral agent may be unable to exercise remedies against the equity interests of the guarantors and our foreign subsidiaries.

Rights of holders of notes in the collateral may be adversely affected by bankruptcy proceedings and holders of notes may not be entitled to post-petition interest in any bankruptcy proceeding.

The right of the collateral agent for the notes to repossess and dispose of the collateral securing the notes upon acceleration is likely to be significantly impaired by federal bankruptcy law if bankruptcy proceedings are commenced by or against us prior to or possibly even after the collateral agent has repossessed and disposed of the collateral. Under the U.S. Bankruptcy Code, a secured creditor, such as the collateral agent for the notes, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without bankruptcy court approval. Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents, or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent would repossess or dispose of the collateral, or whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral through the requirements of “adequate protection.” Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes, the holders of the notes would have “undersecured claims” as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs, and attorneys’ fees for “undersecured claims” during the debtor’s bankruptcy case.

Holders of notes who take possession of vessels through a foreclosure proceeding will be subject to certain citizenship requirements under federal cabotage law for vessels operating in the coastwise trade in the United States.

Under U.S. law, owners of vessels operating in the coastwise trade of the United States must meet certain U.S. citizenship requirements, which include having 75% of their equity interests owned and controlled by U.S. citizens. While mortgagees of these vessels are not required to be U.S. citizens, if a mortgagee becomes an owner of coastwise vessels through a foreclosure proceeding, the mortgagee must meet the citizenship tests if it wants to either operate the vessels or enter into an arrangement with another person to operate the vessels on its behalf. If a mortgagee does not qualify as a United States citizen for the purpose of operating vessels in the coastwise trade, the mortgagee is only entitled to hold the vessels for resale and the vessels may not be used pending such sale. There is an exception to this requirement for passive owners who meet certain minimal citizenship and other requirements if they bareboat charter their vessels for a period of at least three years to persons who are coastwise citizens.

To the extent the foregoing restrictions are applicable to certain holders of notes, the ability of all holders, as a group, to take possession of, and realize value from, vessels in a foreclosure proceeding may be limited.

The presence of conditions impacting title to the real properties that are intended to constitute collateral for the notes has not been independently verified by current surveys.

We are not required to provide current surveys with respect to our owned real properties that are intended to constitute collateral for the notes at the time of the consummation of this offering. As a result, there will be no independent verification that, among other things, (i) the legal descriptions attached to the mortgages accurately describe the real property intended to be mortgaged as security for the notes and, therefore, the mortgages may not encumber the real property intended to be mortgaged and (ii) no easements, encroachments, encumbrances, rights of way, adverse possession claims, zoning or other restrictions exist with respect to such real properties which could result in a material adverse effect on the value or utility of such real properties.

The assets of our subsidiaries that are not guarantors will be subject to prior claims by creditors of those subsidiaries.

Holders of notes do not have a claim as a creditor against our subsidiaries that are not guarantors of the notes. Our existing and future foreign and certain domestic subsidiaries will not guarantee the notes. Therefore, the assets of our non-guarantor subsidiaries will be subject to prior claims by creditors of those subsidiaries, whether secured or unsecured. Unrestricted subsidiaries under the indenture are also not subject to the covenants in the indenture. The indenture permits our restricted subsidiaries that are not guarantors of the notes to incur significant debt.

The notes and the guarantees could be deemed fraudulent conveyances under certain circumstances and a court may try to subordinate or void them.

Under the fraudulent conveyance statutes, if a court were to find that, at the time the notes were issued:

•	we issued the notes with the intent to hinder, delay or defraud any present or future creditor; or

•	we contemplated insolvency with a design to favor one or more creditors to the exclusion of others; or

•	we did not receive fair consideration or reasonably equivalent value for issuing the notes and, at the time we issued the notes, we:

•	were insolvent or became insolvent as a result of issuing the notes;

•	were engaged or about to engage in a business or transaction for which our remaining assets constituted unreasonably small capital; or

•

intended to incur, or believed that we would incur, debts beyond our ability to pay those debts as they matured (as all of the foregoing terms are defined or interpreted under the relevant fraudulent transfer or conveyance statutes);

the court could void or subordinate the obligations evidenced by the notes. The opinions of counsel relating to the matters described immediately above in connection with the offering of the notes and any opinions of counsel received in connection with the issuance of the notes will specifically exclude fraudulent conveyance considerations. On the basis of historical financial information, recent operating history and other factors, we believe that, after giving effect to the indebtedness incurred in the offering of the initial notes and the application of the proceeds therefrom, we are not insolvent, we are neither engaged nor about to engage in a business or transaction for which our remaining assets constitute unreasonably small capital, and we do not intend to incur, or believe that we will incur, obligations beyond our ability to pay as those obligations mature. We cannot predict what standard a court would apply in making such determinations or whether that court would agree with our conclusions in this regard.

The amount that can be collected under the guarantees will be limited.

Each of the guarantees will be limited to the maximum amount that can be guaranteed by a particular guarantor without rendering the guarantee, as it relates to that guarantor, voidable. See “— The notes and the guarantees could be deemed fraudulent conveyances under certain circumstances and a court may try to subordinate or void them.” In general, the maximum amount that can be guaranteed by a particular guarantor may be significantly less than the principal amount of the notes.

An active trading market for the notes may not develop, and the absence of an active trading market and other factors may adversely impact the price of the notes.

There is currently no public market for the notes, and no active trading market might ever develop. To the extent that an active trading market does not develop, the liquidity and trading prices for the notes may be adversely affected. If the notes are traded, they may trade at a discount from their initial offering price, depending on prevailing interest rates, the market for similar securities, the price, our performance and other factors. In addition, a downgrade of our credit ratings by any credit rating agencies could impact the price at which the notes trade. Our credit ratings will be subject to regular review. We have no plans to list the notes on a securities exchange. The liquidity of any market for the notes will depend upon the number of holders of the notes, our results of operations and financial condition, the market for similar securities, the interest of securities dealers in making a market in the notes and other factors.

The trading price of the notes may be volatile.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. Any such disruptions could adversely affect the prices at which you may sell your notes. In addition, subsequent to their initial issuance, the notes may trade at a discount from the initial offering price of the notes, depending on the prevailing interest rates, the market for similar notes, our performance and other factors, many of which are beyond our control.

An adverse rating of the notes may cause their trading price to fall.

Ratings agencies may lower the ratings on the notes in the future. If rating agencies reduce, or indicate that they may reduce, their ratings of the notes in the future, the trading price of the notes could significantly decline. These ratings may also affect our ability to raise more debt. Any downgrading of the notes or our debt may affect the cost and terms and conditions of our financings.

You should not expect Finance Corp. to participate in making payments on the notes.

United Maritime Finance Corp. is a wholly owned subsidiary of United Maritime Group, LLC that was incorporated to accommodate the issuance of the notes by United Maritime Group, LLC. Finance Corp. will not have any operations or assets of any kind and will not have any revenue other than as may be incidental to its activities as a co-issuer of the notes. You should not expect Finance Corp. to participate in servicing any of the obligations on the notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our headquarters are located at 601 S. Harbour Island Boulevard, Suite 230, Tampa, Florida 33602. We lease our headquarters. The following table sets forth certain information regarding our operational facilities as of the date of this annual report:

Location	Business Segment	Use	Owned/Leased
Davant, Louisiana (385 acres)	UBT	Bulk terminal	Owned
Davant, Louisiana (646 acres)	UBT	Bulk terminal	Leased (until December 31, 2029)
Davant, Louisiana (107 acres)	UBT	Bulk terminal	Leased (until January 31, 2029)
Metropolis, Illinois (65 acres)	UBL	Offices, warehouse, fleeting, repair facilities	Owned/Various Leased (until September 1, 2015)
Tampa, Florida	United Maritime Group	Office space	Leased (until September 1, 2013)
Riverview, Florida	UOS	Warehouse	Leased (until December 31, 2015)

ITEM 3.	LEGAL PROCEEDINGS.

As we previously disclosed, on August 9, 2010, United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a force majeure event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”), which Mosaic indicated might require it to curtail or suspend shipments under the Mosaic Agreement. We understand the preliminary injunction against Mosaic arises from litigation initiated by the Sierra Club against Mosaic and the Army Corp of Engineers, challenging the process Mosaic used to obtain mining permits.

In September 2010, UOS received additional communications from Mosaic informing UOS that, effective as of the beginning of the fourth quarter and due to the occurrence of a claimed force majeure event under the terms of the Mosaic Agreement, Mosaic was effectively reducing to zero the amount of phosphate rock shipped using UOS’ vessels. The letter from Mosaic indicated that, barring judicial relief in respect of the preliminary injunction, Mosaic could not predict when shipments may resume. Mosaic subsequently stopped shipping phosphate rock using our vessels. Mosaic’s suspension of shipments is adversely affecting our revenues and results of operations. See Item 7, “Management’s Discussion and Analysis of Operations – Our Operations.”

In response, we advised Mosaic that we do not believe that the issuance of the preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine constitutes force majeure circumstances under the Mosaic Agreement or that Mosaic is excused from complying with its minimum shipment obligations. We commenced arbitration proceedings against Mosaic in the first quarter of 2011 to pursue deadfreight related to Mosaic’s continuing failure to ship its minimum tons, as required under the Mosaic Agreement.

We are monitoring developments in the underlying injunction proceedings involving Mosaic, which continue to be contested by the parties to that litigation. At this time we cannot predict the timeline or outcome of those proceedings or our arbitration proceedings with Mosaic. See Item 1A, “Risk Factors – Relationship with Mosaic” and “Our inability to replace volume and revenue reduction as a result of the Sierra Club’s legal challenges to Mosaic’s permits to mine phosphate rock in central Florida would materially and adversely affect our revenues, results of operations and financial condition.”

In addition, as with any business, we have a typical number of personal injury and workers compensation type claims. From time to time a range of worker injury claims may arise including those alleging exposure to hazardous materials either shipped as cargo or present in the structural or other components of vessels. See Item 1 — “Laws and Regulation — Environmental Regulation.” We have an insurance program for such matters that could cover certain of these claims although such insurance may only provide partial coverage, is subject to various exclusions and limitations, and could in certain instances not respond at all.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

United Maritime Group, LLC (“UMG”) is a wholly-owned subsidiary of GS Maritime Intermediate Holding LLC, and there is no established trading market for UMG’s membership units. GS Maritime Intermediate Holding LLC (“Intermediate Holding Company”) is a wholly-owned subsidiary of GS Maritime Holding LLC (the “Holding Company”). Substantially all of the issued and outstanding equity interests of the Holding Company are owned by our Equity Sponsors and certain members of our board of directors and management. The Equity Sponsors own, in the aggregate, approximately 99% of the membership units of the Holding Company, with substantially all of the remaining membership units owned by members of management. Substantially all of the profit units of the Holding Company are owned by members of management. As of March 22, 2011, there were approximately 12 holders of membership units of GS Maritime Holding LLC.

After the equity contributions made by the holders of membership units of the Holding Company have been repaid in full and certain time and performance hurdles have been met, remaining distributions are allocated according to a profit sharing waterfall. During 2009 and 2010, we made no cash distributions. Our ABL and the indenture governing our notes contain covenants that limit our ability to pay dividends.

See note 4 to the financial statements in Item 8 for a description of compensation plans under which profit units of the Holding Company are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA.

The following tables set forth our and our predecessor’s selected historical consolidated financial data as of the dates and for the periods indicated. The data as of and for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 have been derived from our audited consolidated financial statements for such periods. You should read the information set forth below in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes included in Item 8.

Predecessor	Successor
Year Ended December 31, 2006	Period from January 1 to December 3, 2007	Period from December 4 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
$ in thousands
Statement of Operations:
Revenue	$308,575	$290,295	$28,487	$371,583	$296,321	$323,453
Operating expenses	222,033	203,812	19,352	259,216	196,401	224,583
Administrative and general	30,025	32,195	2,673	37,101	34,221	39,278
Depreciation and amortization	21,891	21,072	3,319	43,089	44,535	46,981
(Gain) loss on sale of assets	(3,136)	(2,531)	5	(430)	(41)	(39)
Loss on impairment	—	—	—	—	—	2,630

Operating income	37,762	35,747	3,138	32,607	21,205	10,020
Other income	723	1,145	20	2,639	(6,913)	1,630
(Loss) Equity in earnings of unconsolidated affiliate	(294)	55	(13)	(4)	(526)	(127)
Interest expense, net	4,499	4,813	2,596	29,297	40,940	28,605

Income (loss) before tax provision	33,692	32,134	549	5,945	(27,174)	(17,082)
Tax provision	10,915	7,838	—	10	27	—

Net income (loss)	$22,777	$24,296	$549	$5,935	$(27,201)	$(17,082)

Balance sheet data, at end of period:
Cash	$1,333	$11,639	$11,616	$11,631	$7,481
Total receivables	138,538	42,596	44,536	32,641	31,183
Working capital(a)	(9,360)	30,953	41,359	43,664	33,349
Property and equipment, net	147,068	410,998	389,414	363,556	332,438
Total assets	332,965	525,987	504,059	467,899	429,059
Long-term debt, including current portion	112,933	305,000	293,924	280,125	248,985
Stockholders’ /Member’s equity	83,742	172,238	164,246	154,895	139,895
Other Data:
Net cash provided by (used in) operating activities	$20,735	$47,482	$(38,379)	$24,078	$49,295	$42,030
Net cash (used in) provided by investing activities	66	(21,459)	(417,765)	(13,426)	(15,584)	(15,273)
Net cash (used in) provided by financing activities	(19,919)	(27,138)	467,783	(10,675)	(33,696)	(30,907)
Ratio of earnings to fixed charges(b)	4.9	x	4.6	x	1.2	x	1.2	x	0.4	x	0.5	x

(a)	We define working capital as total current assets minus total current liabilities.
(b)	Ratio of earnings to fixed charges is calculated by dividing earnings by fixed charges. For this purpose, “earnings” are defined as net income (loss) before taxes plus fixed charges. For this purpose, “fixed charges” consist of interest expense, amortization of deferred financing costs, and one third of lease expense.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Historical Consolidated Financial Data” in Item 6 and our audited and unaudited consolidated financial statements and related notes included in Item 8. The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Item 1A. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

General

We are a leading independent provider of dry bulk marine transportation and terminal services in the U.S. We own and operate marine assets in the U.S.-flag coastwise, U.S. Government cargo preference and inland barge markets and provide foreign flag ocean services through chartered assets. We also own and operate the largest coal and petcoke terminal in the Gulf of Mexico, which is strategically located as the first inbound dry bulk terminal on the Mississippi River. We operate in three business segments: United Ocean Services, United Barge Line and United Bulk Terminal. For the year ended December 31, 2010, United Ocean Services’ top cargoes (by total revenue) consisted of coal, PL-480 shipments and phosphate. United Barge Line’s top cargoes (by tons transported) consisted of coal, grain and petcoke and United Bulk Terminal’s top cargoes (by tons transferred) consisted of coal and petcoke.

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

Operating costs for UBL consist primarily of crewing, insurance, port costs, lease, maintenance and repairs, and fuel. Most of our term contracts have fuel price mechanisms which limit our exposure to changes in fuel price. However, our spot contracts do not have this mechanism and we therefore bear the risk of fuel price increases. In order to limit our exposure, we currently hedge 25% to 75% of our expected fuel exposure over the next twenty-four month period.

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

United Bulk Terminal (“UBT”)

UBT provides transfer, storage and blending services. Blending is the process of combining multiple grades of coal or petroleum coke cargoes based on customer specifications. Contract types for UBT are primarily based on transfer of cargo (i) from barge to storage to vessel or (ii) from barge directly to vessel. These contracts include a storage allowance and rate structure for storage charges. They include a transfer rate that may contain annual escalation clauses. Within most of its contracts, UBT provides production guarantees to its customers. Production guarantees relate to the tons per hour rate that UBT will guarantee to load or unload their vessels. If they are not met, UBT owes demurrage to the customer; if they are exceeded, UBT earns despatch, which is compensation for loading and unloading faster than the guaranteed rate. The majority of UBT revenue is generated from the transfer of cargoes.

Operating costs for UBT consist primarily of leases related to the property, power consumption, employee costs, and maintenance and repairs of facility equipment.

United Ocean Services (“UOS”)

UOS provides transportation services on domestic and international voyages. These services are contracted under single or consecutive voyage charters on a spot basis, or long-term contracts ranging from one to ten years. Most of the international voyages are performed under cargo preference programs, the most significant of which is PL-480. We charge for these services either on a per ton or per day basis. Under a per ton contract, we are generally responsible for all expenses including fuel. Revenues under these contracts are based on a per ton rate. We bear the risk of time lost due to weather, maintenance, and delay at docks which are not covered by demurrage. Demurrage is compensation due from the customer when there are delays at the dock that prevent the vessel from loading or unloading within the contract terms. Our contracts have fuel price mechanisms that limit our exposure to changes in fuel price. We also time charter our vessels, such that the customer has exclusive use of a particular vessel for a specified time period and rates are on a per day basis. We pay expenses related to the vessel’s maintenance and operation and the charterer is responsible for all voyage costs, including port charges and fuel.

Rates for UOS movements are based on the amount of freight demand relative to the availability of vessels to meet that demand. In the coastwise market, a significant portion of the movements are based on long-term contractual relationships. Vessels are often customized or particularly suited for individual customers, cargoes or trades. There has been a reduction in new movements and spot opportunities due to the economic downturn. Cargo volumes in the preference trade are based on funding for such programs and the availability of U.S.-flag vessels. If customer requirements for movements of cargoes are reduced or spot employment is not available as a vessel completes its last movement, the vessel may be idle and not generate revenue. If this situation exists for an extended period of time, we may place a vessel in lay up status. While in lay up, all machinery is shut down, the crew is removed and the vessel is secured. Lay up minimizes the costs associated with the vessel, particularly fuel and crew costs. Restoring a vessel back to active service may require time to hire crews and perform dry-docking or other maintenance required to ensure the vessel is fully compliant with Class and Coast Guard regulations

Due to diminished employment opportunities, we placed the barge BARBARA VAUGHT and her related tug in lay up beginning in March 2009 and the barge DORIS GUENTHER and related tug in lay up beginning in October 2009. The barge DORIS GUENTHER and her related tug returned to service in 2010. The barge MARIE FLOOD and related tug were idled beginning in March 2010 and the barge DIANA T and related tug were idled in October 2010. We will monitor market conditions to determine if and when these units will be returned to service. In early 2011, the barge BARBARA VAUGHT and the barge DANA DUNN, an obsolete barge, were sold for scrap.

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

Business Segment Selected Financial Data

The following table sets forth, for the periods indicated, amounts derived from our unaudited consolidated financial statements:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	($ in thousands)
Statement of Operations:
Revenue:
UBL	$134,433	$118,130	$166,518
UBT	42,883	31,492	30,184
UOS	146,137	146,699	174,881

Total	$323,453	$296,321	$371,583

Operating expenses:(1)
UBL	$99,608	$87,227	$127,177
UBT	22,934	17,369	25,070
UOS	102,041	91,805	106,969

Total	$224,583	$196,401	$259,216

Operating income:
UBL	$1,157	$(2,676)	$4,100
UBT	5,890	1,999	(7,821)
UOS	5,459	21,882	36,502
Other and eliminations	(2,486)	—	(174)

Total	$10,020	$21,205	$32,607

Balance Sheet (at end of period):
Total assets:
UBL	$178,615	$312,518	$270,035
UBT	70,916	99,800	77,231
UOS	173,691	264,373	229,691
Other and eliminations	5,837	(208,792)	(72,898)

Total	$429,059	$467,899	$504,059

(1)	Excludes administrative and general expenses, depreciation and amortization, (gain)/loss on sale of assets, and loss on impairment.

Our Operations

Our industry and operations have been adversely affected by the global, and in particular, the U.S., economic downturn. These conditions have reduced demand for coal and petcoke, and therefore for our services, affected credit availability to our customers and generally reduced rates we are able to charge. In addition, higher fuel prices increased our operating expenses.

If the global economic downturn persists for longer than we anticipate or worsens, or demand for our services does not improve or declines, our operating results may fail to improve and could continue to decline.

In addition, in 2008 we signed a new contract with Tampa Electric, our largest customer, which commenced January 1, 2009 and runs through December 31, 2014. Revenues from Tampa Electric represented 24.1% of our revenues for the year ended December 31, 2010. This contract represents a significant reduction in volumes over our prior contract, due primarily to Tampa Electric’s diversification of transportation modes, particularly to rail, and Tampa Electric’s sourcing a portion of barging capacity from one of our competitors. As a result, we have experienced a material reduction in revenues from Tampa Electric over the life of the contract, which in turn affects our overall revenues. We expect the impact of this decrease on our revenues and operating results to be acute in the near term as we seek to replace the Tampa Electric volumes and revenues. If we are unable to replace this volume and revenue, over the short- or long-term, our revenues, results of operations and financial condition would be materially and adversely affected.

The Mosaic Company, our second largest contract customer, is a global producer and marketer of phosphate and potash crop nutrients. Mosaic operates multiple phosphate rock mining sites in central Florida, as well as processing plants in Florida and Louisiana. Mined phosphate rock is combined with other raw materials to be finished into phosphate fertilizers. By contract we are Mosaic’s exclusive waterborne transporter of phosphate rock that is exported from Florida, and which is typically sent to its Louisiana plant for finishing.

We have traditionally provided services to Mosaic under a series of long-term contracts. We currently have a ten-year contract with Mosaic that expires on December 31, 2017 to transport phosphate rock. The contract provides for annually nominated minimum cargo quantities to be transported. Beginning in 2013, the annually nominated minimum cargo quantities may range as low as zero, although our exclusivity remains intact so that no other carrier would be permitted to transport tons for Mosaic. While the primary product to be moved for Mosaic is phosphate rock, movements of finished phosphate material above certain levels are counted against Mosaic’s annual minimums as well. Except under certain circumstances and subject to certain limitations and adjustments, if Mosaic fails to provide the minimum contracted cargo quantities, then it must pay us a shortfall payment. We, in turn, are obligated to have sufficient vessel capacity to be able to handle annually nominated cargo quantities. Our contract with Mosaic has standard rate adjustments tied to fuel and various economic indices. The contract also has standard demurrage and laytime provisions. Mosaic can terminate our contract under limited circumstances, including a material breach of the agreement by us.

As disclosed under Item 3, “Legal Proceedings,” Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under our agreement but has continued very nominal shipments of finished phosphate “dry rock” as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum contract volume was approximately $9.3 million. The impact on our revenue in 2011 of Mosaic’s failure to ship any volume (as compared to Mosaic’s satisfaction of its minimum contract volume) would be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. We do not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

History and Transactions

We began operations in 1959 to provide waterborne transportation services for the coal purchased as fuel for Tampa Electric’s power generation facilities. We were part of Tampa Electric until 1980, when we became a wholly owned subsidiary as part of TECO Energy’s broader diversification. In December 2007, we became an independent company acquired from TECO Energy by a group consisting of Greenstreet Equity Partners LLC, Jefferies Capital Partners and AMCI Capital L.P. and affiliates.

Basis of Presentation

The term “Predecessor” refers to our predecessor company, TECO Transport Corporation, prior to its acquisition on December 4, 2007 by GS Maritime Intermediate Holding LLC, a company formed and owned by affiliates of Greenstreet Equity Partners LLC, Jefferies Capital Partners, AMCI Capital L.P and affiliates and members of our management (the “Acquisition”). Upon consummation of the Acquisition, the surviving entity was renamed United Maritime Group, LLC. The term “Successor” refers to United Maritime Group, LLC and its subsidiaries, following the Acquisition on December 4, 2007.

The accompanying consolidated financial statements include the consolidated accounts of the Company as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008.

These statements have been prepared using our basis in the assets and liabilities acquired in the purchase transaction. The Acquisition was treated as a purchase and the assets so acquired were valued on our books at our assessments of their fair market value, as described below.

Critical Accounting Policies

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

Revenue Recognition

Revenue from third-party customers consists of revenue primarily derived from coal, phosphate, and grain transportation, (among other cargoes), and transfer and storage services to unaffiliated entities. Revenue from transportation and transfer services are recognized as services are rendered. Revenue from certain transportation services are recognized using the percentage of completion method, which includes estimates of the distance traveled and/or time elapsed compared to the total estimated contract. Storage revenue is recognized monthly based on the volumes held at the storage facility over the contract grace period.

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

Planned Major Maintenance

Expenditures incurred during a dry-docking are deferred and amortized on a straight-line basis over the period until the next scheduled dry-docking, generally two and a half years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the vessel’s maintenance that is required by the Coast Guard and/or classification society regulations. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for routine maintenance and repairs, whether incurred as part of the dry-docking or not, are expensed as incurred. The total deferred dry-docking costs as of December 31, 2010 and December 31, 2009 that is reflected in the consolidated financial statements is $5.7 million and $4.6 million, respectively. The amount of amortization recognized in 2010 and 2009 is $4.1 million and $3.0 million, respectively, as reported in operating expenses.

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment / ASC 205 Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. As of December 31, 2010, an impairment of $2.6 million occurred on an ocean-going vessel and is reflected in the financial statements accordingly. There were no impairments during the years ended December 31, 2009 and 2008.

Asset Retirement Obligations

On January 1, 2003, the Predecessor adopted ASC No. 410, Asset Retirement and Environmental Obligations (“ASC 410”). The Predecessor reviewed the language in Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, and determined that there were no additional future obligations required to be recorded under that standard. Both the Predecessor and Successor have recognized liabilities for retirement obligations associated with certain long-lived assets, in accordance with the relevant accounting guidance. An asset retirement obligation for a long-lived asset is recognized at fair value at inception of the obligation, if there is a legal obligation under an existing or enacted law or statute, a written or oral contract, or by legal construction under the doctrine of promissory estoppels. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset.

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The liability must be revalued each period based on current market prices.

For the Company, accretion expense associated with asset retirement obligations for each of the years ended December 31, 2010, 2009 and 2008 was $0.2 million. During the periods, no new retirement obligations were incurred and no significant revisions to estimated cash flows used in determining the recognized asset retirement obligations were necessary.

Results of Operations

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Revenue. Revenue increased to $323.5 million for the year ended December 31, 2010 from $296.3 million for the year ended December 31, 2009, an increase of $27.2 million, or 9%. The increase was primarily attributable to increased cargo volumes and, to a lesser extent, favorable rate movements.

UBL revenue from open freight, which is generally coal and petcoke, increased to $75.8 million for the year ended December 31, 2010 from $72.0 million for the year ended December 31, 2009, an increase of $3.8 million, or 5%, due to increases in volumes transported and steady rates. Approximately $1.2 million of the revenue increase was due to an increase in northbound freight volumes. UBL revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $30.5 million for the year ended December 31, 2010 from $25.1 million for the year ended December 31, 2009, an increase of $5.4 million, or 22% due to increases in volumes. Outside towing revenue earned by moving barges for other barge owners increased to $14.6 million for the year ended December 31, 2010 from $12.5 million for the year ended December 31, 2009, an increase of $2.1 million, or 17% due to a significant increase in the volume in the 2010 period over the 2009 period. Other revenue increased to $13.5 million for the year ended December 31, 2010 from $8.5 million for the year ended December 31, 2009, an increase of $5.0 million, or 59% primarily due to increases in shifting and fleeting revenue.

UBT revenue increased to $44.5 million for the year ended December 31, 2010 from $34.4 million for the year ended December 31, 2009, an increase of $10.1 million, or 29% due to increases in contract rates for transfer services, plus an increase in storage revenues and a decline in demurrage. Demurrage is the amount paid to others for vessel delays, and is recognized by UBT as a contra-revenue item.

UOS revenue from long-term contracts decreased to $70.5 million for the year ended December 31, 2010 from $89.5 million for the year ended December 31, 2009, a decrease of $19.0 million, or 21% due to lower Tampa Electric and Mosaic volumes. The combined UOS revenues from PL-480, spot and time charter increased to $73.2 million for the year ended December 31, 2010 from $50.5 million for the year ended December 31, 2009, an increase of $22.7 million, or 45%, due to a substantial increase in demand for commodity movements. Other UOS revenue decreased to $2.4 million for the year ended December 31, 2010 from $6.6 million for the year ended December 31, 2009, a decrease of $4.2 million, or 64%, due to a decrease in demurrage and deadfreight revenue earned. Deadfreight is a charge payable to us when a customer does not ship contracted minimum tons.

Operating Expenses. Operating expenses increased to $224.6 million for the year ended December 31, 2010 from $196.4 million for the year ended December 31, 2009, an increase of $28.2 million, or 14%. Operating expenses for the year ended December 31, 2010 were 69% of operating revenue, and for the year ended December 31, 2009, were 66% of revenue. The increase in operating expenses reflects the increase in the number of days vessels were operating and higher fuel prices. The increase in operating expenses as a percentage of revenue is also attributable to these higher fuel expenses.

Operating expenses for UBL increased to $99.6 million for the year ended December 31, 2010 from $87.2 million for the year ended December 31, 2009, an increase of $12.4 million, or 14%. The increase in UBL operating expenses for the year ended December 31, 2010 was attributable to higher fuel costs and higher lease and charter expense used for harbor vessels involved with the fleeting and shifting of barges.

Operating expenses for UBT increased to $24.6 million for the year ended December 31, 2010 from $20.3 million for the year ended December 31, 2009, an increase of $4.3 million, or 21%. The increase in UBT operating expenses for the year ended December 31, 2010 was driven by higher operating costs in repairs and maintenance and additional labor costs as a result of more tons being handled in 2010.

Operating expenses for UOS increased to $102.0 million for the year ended December 31, 2010 from $91.8 million for the year ended December 31, 2009, an increase of $10.2 million or 11%. Fuel expense increased significantly in 2010 relative to 2009. Repairs and maintenance expenses also increased in 2010 due to a higher number of drydockings than in 2009. Finally, UOS also had higher port and direct costs related to deliveries of grain in foreign ports. This direct cost is passed through to the customer in the form of higher revenue.

General and Administrative. General and administrative costs increased to $39.3 million for the year ended December 31, 2010 from $34.2 million for the year ended December 31, 2009, an increase of $5.1 million, or 15%. The increase was primarily attributable to an increase in personnel costs and in outside professional services associated with becoming a public filer, as well as severance-related expenses.

Depreciation and Amortization. Depreciation and amortization increased to $47.0 million for the year ended December 31, 2010 from $44.5 million for the year ended December 31, 2009, an increase of $2.5 million, or 6%. Substantially all of the increase is due to depreciation and amortization of capitalized improvements to UOS vessels undertaken in 2010.

Other Income (Loss). Other income (loss) improved to income of $1.5 million for the year ended December 31, 2010 from a loss of $7.4 million for the year ended December 31, 2009, an increase of $8.9 million, or 120%. The improvement was primarily attributable to a loss on the early termination of fuel hedges at the end of 2008, which were being amortized through December 31, 2009 offset in 2010 by dock fine sales.

Interest Expense. Interest expense decreased to $28.6 million for the year ended December 31, 2010 from $40.9 million for the year ended December 31, 2009, a decrease of $12.3 million, or 30%. This decrease was due primarily to the refinancing of debt at the end of 2009, which accelerated the write-off of unamortized funding costs of prior debt, as well as the cancellation of a prior interest rate hedge.

Income Taxes. Since the Company became a limited liability company through the Acquisition, it no longer records an income tax provision.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Revenue. Revenue decreased to $296.3 million for the year ended December 31, 2009 from $371.6 million for the year ended December 31, 2008, a decrease of $75.3 million, or 20%. The decrease was primarily attributable to reduced cargo volumes and, to a lesser extent, unfavorable rate movements, as demand for marine transportation and storage services was adversely impacted by the general economic slowdown. Additionally, revenue from fuel pass throughs declined with the lower average fuel price in 2009.

UBL revenue from open freight, which is generally coal and petcoke, declined to $72.0 million for the year ended December 31, 2009 from $115.9 million for the year ended December 31, 2008, a decrease of $43.9 million, or 38%, due to declines in volumes transported and declines in rates. Approximately $16.4 million of the revenue decline was due to a decrease in northbound freight volumes. Approximately $28.2 million was due to lower rates in 2009 than in 2008, which was driven by high demand for southbound coal in 2008, plus the impact that fuel price increases had on contract prices. UBL revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $25.1 million for the year ended December 31, 2009 from $24.6 million for the year ended December 31, 2008, an increase of $0.5 million, or 2% due to increases in volumes. UBL added covers to 14 of its open barges in the year ended December 31, 2009, which increased the capacity available to move covered freight by approximately 8%. Outside towing revenue earned by moving barges for other barge owners decreased to $12.5 million for the year ended December 31, 2009 from $13.8 million for the year ended December 31, 2008, a decrease of $1.3 million, or 9% due to a significant decline in the market level (and fuel impact) of rates that could be charged for this service, despite higher volume in the 2009 period over the 2008 period. Other revenue decreased to $8.5 million for the year ended December 31, 2009 from $12.2 million for the year ended December 31, 2008, a decrease of $3.7 million, or 30%, primarily due to a decline in shifting and fleeting revenue.

UBT revenue increased to $34.4 million for the year ended December 31, 2009 from $30.2 million for the year ended December 31, 2008, an increase of $4.2 million, or 14%, due to increases in contract rates for transfer services, plus an increase in storage revenues and a decline in demurrage, offset by a 27% decline in tonnage handled.

UOS revenue from long-term contracts decreased to $89.5 million for the year ended December 31, 2009 from $92.1 million for the year ended December 31, 2008, a decrease of $2.6 million, or 3%. The combined UOS revenues from PL-480, spot and time charter decreased to $50.5 million for the year ended December 31, 2009 from $80.3 million for the year ended December 31, 2008, a decrease of $29.8 million, or 37%, due to a substantial decline in demand for commodity movements. Other UOS revenue increased to $6.7 million for the year ended December 31, 2009 from $2.5 million for the year ended December 31, 2008, a increase of $4.2 million, or 168%, due to demurrage and deadfreight revenue earned

Operating Expenses. Operating expenses decreased to $196.4 million for the year ended December 31, 2009 from $259.2 million for the year ended December 31, 2008, a decrease of $62.8 million, or 24%. Operating expenses for the year ended December 31, 2009 were 66% of operating revenue, and for the year ended December 31, 2008, were 70% of revenue. The decrease in operating expenses reflects the decrease in the number of days vessels were operating and lower fuel prices, and the cost saving measures enacted during the year ended December 31, 2009. The decrease in operating expenses as a percentage of revenue is also attributable to these cost saving measures implemented to offset the lower levels of revenue.

Operating expenses for UOS decreased to $91.8 million for the year ended December 31, 2009 from $107.0 million for the year ended December 31, 2008, a decrease of $15.2 million, or 14%. UOS experienced three regulatory dry dockings in the 2009 period compared to four in the 2008 period and therefore incurred less maintenance expense. Fuel expense decreased significantly in 2009 relative to 2008. While operating days declined in 2009, fuel usage was essentially flat due to the greater number of time charters in place in 2008. The largest driver in the decline of fuel expense was the lower price per gallon of fuel.

Operating expenses for UBL decreased to $87.2 million for the year ended December 31, 2009 from $127.2 million for the year ended December 31, 2008, a decrease of $40.0 million, or 31%. The decrease in UBL operating expenses for the year ended December 31, 2009 was attributable to lower fuel costs, which impacted direct costs by $21.9 million, lower port costs, lower repair costs and the lack of “bought in freight”, which is the use of outside barges to supplement owned barge capacity.

Operating expenses for UBT decreased to $20.3 million for the year ended December 31, 2009 from $25.1 million for the year ended December 31, 2008, a decrease of $4.8 million, or 19%. The decrease in UBT operating expenses for the year ended December 31, 2009 was driven by lower operating costs. In 2008, UBT experienced significant congestion which reduced our efficiency and increased our costs. Congestion also created the need to use third-party terminals, which added incremental costs associated with using third-party material handling equipment and operators. UBT demonstrated significant efficiency improvements in 2009 which, combined with processing lower volumes, have lowered operating costs. These lower costs were somewhat offset by an increase in contract labor, which was attributable to a significant investment in maintenance and facility cleanup.

Operating expenses for UOS decreased to $91.8 million for the year ended December 31, 2009 from $107.0 million for the year ended December 31, 2008, a decrease of $15.2 million, or 14%. UOS experienced three regulatory dry dockings in the 2009 period compared to four in the 2008 period and therefore incurred less maintenance expense. Fuel expense decreased significantly in 2009 relative to 2008. While operating days declined in 2009, fuel usage was essentially flat due to the greater number of time charters in place in 2008. The largest driver in the decline of fuel expense was the lower price per gallon of fuel.

General and Administrative. General and administrative costs decreased to $34.2 million for the year ended December 31, 2009 from $37.1 million for the year ended December 31, 2008, a decrease of $2.9 million, or 8%. The decrease was primarily attributable to audit fees, legal fees and outside professional services related to our first full year as a stand alone company in 2008.

Depreciation and Amortization. Depreciation and amortization increased to $44.5 million for the year ended December 31, 2009 from $43.1 million for the year ended December 31, 2008, an increase of $1.4 million, or 3%. Substantially all of the increase is due to depreciation and amortization of capitalized improvements to UOS vessels undertaken in 2009.

Other Income (Loss). Other income (loss) decreased to a loss of $7.4 million for the year ended December 31, 2009 from income of $3.1 million for the year ended December 31, 2008, a decrease of $10.5 million, or 341%. The decrease was primarily attributable to a loss on the early termination of fuel hedges at the end of 2008, which were being amortized through December 31, 2009.

Interest Expense. Interest expense increased to $40.9 million for the year ended December 31, 2009 from $29.3 million for the year ended December 31, 2008, an increase of $11.6 million, or 40%. This increase was due primarily to the cancellation of an interest rate hedge ($9.3 million) during the refinancing of debt and the write-off of capitalized funding costs, offset by a reduction in LIBOR, which affected the interest rates on our senior credit facilities during the year, as well as a decrease in the average principal balance outstanding prior to refinancing.

Income Taxes. Since the Company became a limited liability company through the Acquisition, it no longer records an income tax provision.

Liquidity and Capital Resources

Our funding requirements include (i) maintenance of our marine fleet and terminal facility, (ii) interest payments and (iii) other working capital requirements. We do not currently anticipate any significant purchases of additional ocean-going vessels or inland towboats or barges. Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facilities.

We believe that our operating cash flow and amounts available for borrowing under our ABL will be adequate to fund our capital expenditures and working capital requirements for the next twelve months. Our ABL provides for available borrowings of up to $135 million subject to the borrowing base, and is secured by substantially all the assets of the borrowers and the guarantors on a first priority basis. As of December 31, 2010, our asset base would have allowed us to have access to the committed amount of $135 million, less $6.7 million of adjustments pursuant to the borrowing base, and as of such date, we had borrowed $59.0 million. We must comply with certain financial and other covenants under the ABL. While we currently believe that we will be able to meet all of the financial covenants imposed by our ABL, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the ABL in the future.

Subject to certain conditions, the indenture governing the Senior Secured Notes requires us on an annual basis to offer to repurchase a portion of these notes or, at our option, repay a portion of the outstanding balance under the ABL, in each case with 50% of our Excess Cash Flow (as defined in the indenture). If we elect to repurchase our Senior Secured Notes, the purchase price will be equal to 100% of the principal amount, plus accrued and unpaid interest and any Special Interest (as defined in the indenture) to the date of purchase. Based on our 2010 Excess Cash Flow, we expect to offer to repurchase up to $4.5 million of outstanding Senior Secured Notes, which reflects a credit, as permitted in the indenture, for 2010 open market purchases of $10 million. If our offer to repurchase is accepted, the purchase price would be paid in the second quarter of 2011. The foregoing disclosure is being provided solely as part of our management’s discussion and analysis of our business and liquidity and is not an offer to repurchase or a solicitation of tenders of Senior Secured Notes. Any such offer will only be made pursuant to the terms and documents required by the indenture and any other documents required by law, all of which will be made available to holders of Senior Secured Notes if and when any such offer is made. Holders of Senior Secured Notes should review such documents in detail when they are made available in connection with any such offer.

The following were the net changes in operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$42,030	$49,295	$24,078
Investing activities	(15,273)	(15,584)	(13,426)
Financing activities	(30,907)	(33,696)	(10,675)

Net increase (decrease) in cash	$(4,150)	$15	$(23)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $42.0 million for the year ended December 31, 2010 as compared to $49.3 million for the year ended December 31, 2009, a decrease of $7.3 million. The decrease in cash from operating activities was due primarily to lower operating income before depreciation, amortization, and loss on impairment. The decrease was also due to reduced working capital changes in receivables, higher materials and supplies inventories, and higher accounts payable.

Net cash provided by operating activities was $49.3 million for the year ended December 31, 2009 as compared to $24.1 million for the year ended December 31, 2008, an increase of $25.2 million. The increase in cash from operating activities was due primarily to the positive impact of working capital changes, including more timely collection of receivables and lower materials and supplies inventories, partially offset by lower accounts payable. The increase in cash from operating activities was also offset by lower operating income before depreciation, amortization, loss on deferred financing costs on refunding and other non-cash items.

Cash Flows Provided by Investing Activities

Net cash used in investing activities was $15.3 million for the year ended December 31, 2010 as compared to net cash used in investing activities of $15.6 million for the year ended December 31, 2009, a decrease in cash used of $0.3 million. The decrease in cash used in investing activities was primarily attributable to lower additions of property and equipment.

Net cash used in investing activities was $15.6 million for the year ended December 31, 2009 as compared to net cash used in investing activities of $13.4 million for the year ended December 31, 2008, an increase in cash used of $2.2 million. The increase in cash used in investing activities was primarily attributable to additions of property and equipment, including capital improvements to UOS vessels.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $30.9 million for the year ended December 31, 2010 as compared to net cash used in financing activities of $33.7 million for the year ended December 31, 2009, a decrease in cash used of $2.8 million. The decrease in cash used in financing activities was primarily attributable to lower repayments of long-term debt and deferred financing costs on the new debt in the 2010 period.

Net cash used in financing activities was $33.7 million for the year ended December 31, 2009 as compared to net cash used in financing activities of $10.7 million for the year ended December 31, 2008, an increase in cash used of $23.0 million. The increase in cash used in financing activities was primarily attributable to the repayment of long-term debt, including swap termination fees and deferred financing costs on the new debt in the 2009 period.

During the year, the Company repurchased in aggregate principal amount $10 million in Senior Secured Notes, and may, from time to time, make additional open market, privately negotiated or other purchases.

Capital Expenditures

In 2011, we expect capital expenditures for maintenance and improvement of our vessel fleet, terminal and general capital equipment to be approximately $20 million. During the year ended December 31, 2010, we incurred $15.8 million in capital expenditures.

Dry-dock expenditures for our ocean-going vessels are driven by Coast Guard and vessel classification society regulations and our own strict maintenance guidelines and associated dry-docking schedules, which require vessel dry-docking twice every five years. We expect up to three of our vessels to dry-dock in 2011 and two in 2012. Although actual costs cannot presently be estimated with certainty, we also expect that future overhauls of both ocean-going and inland vessels in the next three to five years may require significantly higher capital expenditures due to new and anticipated environmental regulations that would require upgrades for reduced air emissions upon the “remanufacture” of marine diesel engines and the installation of ballast water management systems. See Item 1 — “Laws and Regulations — Environmental Regulation;.”

Contractual Obligations

The following is a tabular summary of our future contractual obligations as of December 31, 2010 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	2011	2012	2013	2014	After 2014	Total Obligations
	($ in Millions)
Senior Secured Notes	$—	$—	$—	$—	$190.0	$190.0
Interest on Secured Notes(1)	22.4	22.4	22.4	22.4	11.2	100.8
Asset Based Loan	—	—	59.0	—	—	59.0
Interest on ABL(2)	2.9	2.9	2.9	—	—	8.7
Operating Leases	13.2	13.1	11.6	6.9	47.3	92.1

Total	$38.5	$38.4	$95.9	$29.3	$248.5	$450.6

(1)	Interest is calculated as follows: $190.0 million * 11.75% = $22.4 million per year.

(2)	The contractual obligations related to the asset based loan are calculated based on the level of borrowings at December 31, 2010, and the interest rate at that time was 4% (note the interest rate is variable and adjusts monthly based on current lending strategy).

Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities

We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities. See the notes to the financial statements in Item 8 for new accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Fuel Hedging Policy

We are exposed to various market risks, including changes in fuel prices. As of December 31, 2010, we had hedged a quantity of 3.5 million gallons and 1.5 million gallons in 2011 and 2012, respectively. These amounts represent 58% of our estimated 2011 UBL fuel exposure and 25% of our expected 2012 UBL fuel exposure. Our average heating oil swap price as of December 31, 2010 is $2.33 for 2011 and $2.36 for 2012. The Company entered into derivative contracts during 2009 and 2010 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2012, and settle monthly. As of December 31, 2010 and 2009, the current asset portion of the hedges were valued at $1.2 million and $0.4 million, respectively, and recorded as a current asset. During the years ended December 31, 2010, 2009 and 2008, the Company recognized a decrease in expense of $0.2 million and $1.2 million and an increase in expense of $2.8 million on the fuel hedges, respectively. We previously had fuel hedges that were “out of the money,” but these were terminated early in December 2008. However, due to accounting requirements, we amortized those hedges through the end of December 2009, for which we recorded $7.4 million in expense for the year ended December 31, 2009.

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

The Company applies the provisions of ASC No. 815, Derivatives and Hedging. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair values of those instruments as either components of other comprehensive income (“OCI”) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or the loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying transaction.

In December 2007, the Company entered into a derivative contract to limit the exposure to interest rate fluctuations associated with its variable rate debt instruments. The derivative contract was designated as a cash flow hedge. The hedge was for three years and would have expired on December 31, 2010. In December 2009, the Company refinanced its debt obligations and the derivative contract was paid in full. As of December 31, 2009, the hedge liability balance was $0 with the balance of the interest hedge charged to interest expense for the period ended December 31, 2009.

The Company entered into derivative contracts during 2009 and 2010 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges were contracted to expire by December 31, 2012 and settle monthly. As of December 31, 2010 and 2009, the current portions of the hedges were valued at $1.2 million and $0.4 million, recorded in other current assets, respectively. During the period ended December 31, 2010, 2009 and 2008, the Company recognized a decrease in expense of $0.2 million and $1.2 million and an increase in expense of $2.8 million on the fuel hedges, respectively.

ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped based on significant levels of inputs. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

As of December 31, 2010 and 2009, the Company held certain items that are required to be measured at fair value on a recurring basis including fuel hedge agreements. Cash and cash equivalents, accounts receivable, accounts payable and accrued expense are reflected in the consolidated financial statements at their carrying value, which approximates their fair value due to their short maturity. The fair value of the Company’s fuel hedges was based upon observable inputs other than quoted market prices (Level 2 criteria).

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2010 and December 31, 2009.

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fuel hedge	$1,213	$—	$1,213	$—

Total	$1,213	$—	$1,213	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Fuel hedge	$308	$—	$308	$—

Total	$308	$—	$308	$—

The fair value of the Company’s impaired asset was based upon observable inputs other than quoted market prices (Level 2 criteria). The following table presents the fair values of items measured at fair value on a non-recurring basis for the year ended December 31, 2010:

December 31, 2010
		Fair Value Measurements Category
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Vessel impairment	$6,200	$—	$6,200	$—	$2,630

Total	$6,200	$—	$6,200	$—	$2,630

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria)

December 31, 2010
			Fair Value Measurements Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$190	$194	$—	$194	$—
Asset Based Loan	59	59	—	59	—

Total	$249	$253	$—	$253	$—

December 31, 2009
			Fair Value Measurements Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$200	$200	$—	$200	$—
Asset Based Loan	80	80	—	80	—

Total	$280	$280	$—	$280	$—

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers primarily in North America conducting business in the utility, metallurgical, phosphate and grain industries. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. The Company assesses the risk of nonperformance of the derivatives in determining the fair value of the derivatives instruments in accordance with ASC 820, Fair Value Measurements.

At December 31, 2010, we had approximately $59.0 million of floating rate debt outstanding, which represented the outstanding balance of our ABL. At this floating rate debt level, each 100 basis point increase above the interest rate in effect at December 31, 2010 would increase our annual cash interest expense by approximately $0.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS OF

UNITED MARITIME GROUP, LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Maritime Group, LLC

We have audited the accompanying consolidated balance sheets of United Maritime Group, LLC and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, member’s equity, and cash flows for the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Maritime Group, LLC and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tampa, Florida

March 30, 2011

United Maritime Group, LLC and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,481	$11,631
Accounts receivable trade, net of allowances for doubtful accounts of $486 and $573, respectively	31,183	32,641
Materials and supplies	19,081	15,501
Prepaid expenses and other current assets	3,314	5,136

Total current assets	61,059	64,909
Property and equipment	457,058	444,615
Work in progress	146	3,284
Accumulated depreciation	(124,766)	(84,343)

Property and equipment, net	332,438	363,556
Other assets:
Deferred financing costs, net of amortization of $2,142 and $0, respectively	8,391	10,312
Intangible assets, net of amortization of $8,280 and $5,644, respectively	21,428	24,064
Deferred dry docking costs, net	5,743	4,606
Investment in unconsolidated affiliate	—	452

Total other assets	35,562	39,434

Total assets	$429,059	$467,899

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$11,081	$11,307
Accounts payable related parties	1,500	750
Accrued expenses	10,934	7,125
Deferred revenue	4,195	1,876
Current derivative liability	—	187

Total current liabilities	27,710	21,245
Asset retirement obligation	2,899	2,681
Other liabilities	9,570	8,953
Long-term debt	248,985	280,125

Total liabilities	289,164	313,004
Member’s equity	139,895	154,895

Total liabilities and member’s equity	$429,059	$467,899

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue
Revenue	$323,453	$296,321	$371,583
Operating expenses
Operating expenses	195,229	172,501	223,093
Maintenance and repairs	29,354	23,900	36,123
Administrative and general	39,278	34,221	37,101
Depreciation	44,127	41,695	40,265
Amortization of intangible assets	2,636	2,636	2,636
Asset retirement obligation accretion expense	218	204	188
Gain on sale of assets	(39)	(41)	(430)
Loss on impairment	2,630	—	—

Total operating expenses	313,433	275,116	338,976

Operating income	10,020	21,205	32,607
Other income (loss)	1,630	(6,913)	2,639
Equity in loss of unconsolidated affiliate	(127)	(526)	(4)
Interest charges:
Interest expense	26,464	23,220	27,446
Interest income	(1)	(4)	(90)
Loss on refunding of debt	—	6,367	—
Loss on termination of interest rate swap	—	9,585	—
Amortization of deferred financing costs	2,142	1,772	1,941
Tax provision	—	27	10

Net (loss) income	(17,082)	(27,201)	5,935
Other comprehensive loss
Change in net unrealized gain (loss) on cash flow hedges	905	17,316	(15,697)

Comprehensive loss	$(16,177)	$(9,885)	$(9,762)

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Member’s Equity

	Membership Units		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Member’s Equity
	Shares	Amount
	(Dollars in thousands, except share amounts)
Balance at December 31, 2007	100	$173,000	$—	$(1,311)	$549	$172,238

Net loss	—	—	—	—	5,935	5,935
Change in fair value of derivative	—	—	—	(15,697)	—	(15,697)
Stock-based compensation	—	—	1,370	—	—	1,370
Member contribution	—	—	400	—	—	400

Balance at December 31, 2008	100	173,000	1,770	(17,008)	6,484	164,246

Net loss	—	—	—	—	(27,201)	(27,201)
Change in fair value of derivative	—	—	—	17,316	—	17,316
Stock-based compensation	—	—	534	—	—	534

Balance at December 31, 2009	100	173,000	2,304	308	(20,717)	154,895

Net loss	—	—	—	—	(17,082)	(17,082)
Change in fair value of derivative	—	—	—	905	—	905
Member contribution	—	—	450	—	—	450
Stock-based compensation	—	—	727	—	—	727

Balance at December 31, 2010	100	$173,000	$3,481	$1,213	$(37,799)	$139,895

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities
Net (loss) income	$(17,082)	$(27,201)	$5,935
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	44,127	41,695	40,265
Amortization of intangible assets	2,636	2,636	2,636
Amortization of deferred financing costs	2,142	1,772	1,941
Amortization of deferred drydocking assets	4,146	2,966	748
Accretion expense	218	204	188
Stock-based compensation	727	534	1,370
Deferred drydocking expenditures	(5,283)	(3,535)	(4,785)
Loss on derivative instrument	—	7,731	—
Loss on impairment	2,630	—	—
Loss on equity investment of unconsolidated affiliate	127	526	4
Gain on sale of assets	(39)	(41)	(430)
Loss on refunding write-off of deferred financing costs	—	6,367	—
Changes in operating assets and liabilities:
Accounts receivable	1,458	10,228	(2,341)
Materials and supplies	(3,580)	(60)	(533)
Prepaid expenses and other assets	2,628	(975)	(1,272)
Other liabilities	616	7,855	534
Accounts payable and accrued expenses	6,560	(1,407)	(20,182)

Net cash provided by operating activities	42,030	49,295	24,078

Investing activities
Additions to property and equipment	(15,830)	(16,060)	(15,306)
Proceeds from sale of assets	232	276	1,280
Distributions from unconsolidated affiliate	325	200	600

Net cash used in investing activities	(15,273)	(15,584)	(13,426)

Financing activities
Repayment of debt	(75,140)	(293,924)	(11,075)
Issuance of debt	44,000	280,125	—
Issuance of member’s equity	450	—	400
Payment of deferred financing costs	(217)	(10,312)	—
Swap termination payment	—	(9,585)	—

Net cash used in financing activities	(30,907)	(33,696)	(10,675)

Net change in cash	(4,150)	15	(23)
Cash at beginning of year	11,631	11,616	11,639

Cash at end of year	$7,481	$11,631	$11,616

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$28,174	$40,241	$29,049

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010

1.	The Company and Nature of Business

In this annual report, unless the context otherwise requires, or unless specifically stated otherwise, references to the terms “we,” “our,” “us” and the “Company” refer to United Maritime Group, LLC, United Maritime Group Finance Corp. (“Finance Corp.”) and all of their subsidiaries that are consolidated under U.S. generally accepted accounting principles (“GAAP”).

Nature of Business and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Subsequent events have been evaluated through the date the financial statements were filed with the Securities and Exchange Commission and has included those items deemed to be reportable in Note 13 (Subsequent Events).

The consolidated financial statements include the accounts of United Maritime Group, LLC (United Maritime, the Company or the Successor) and its wholly owned subsidiaries, (U.S. United Ocean Services, LLC; U.S. United Bulk Terminal, LLC; U.S. United Barge Line, LLC; and U.S. United Inland Services, LLC). The Company’s principal operations are to provide transportation services by barges or ocean-going vessels and materials handling and storage for water-based transportation. All intercompany balances and transactions have been eliminated in consolidation.

The member’s liability of United Maritime is limited by all protection available under Florida LLC law. The life of United Maritime is indefinite.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosures made in the accompanying notes. Despite the intention to establish accurate estimates and use reasonable assumptions, actual results could differ from the Company’s estimates and such differences could be material.

Comprehensive Income (Loss)

Accounting Standards Codification (ASC), Comprehensive Income (ASC 220), established standards for the reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. ASC 220 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported other comprehensive gains and losses in its consolidated statements of changes in member’s equity.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowance for doubtful accounts. Accounts receivable are uncollateralized and consist of amounts due from third-party payers. To provide for accounts receivable that could become uncollectible in the future, the Company established an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.

The amount of the provision for doubtful accounts is based upon management’s assessment of historical and expected net collections, business and economic conditions, and other collection indicators. The primary tool used in management’s assessment is a detailed quarterly and annual review of historical collections and write-offs of accounts receivable. The results of the detailed review of historical collections and write-off experience, adjusted for changes in trends and conditions, are used to evaluate the allowance amount for the current period. Accounts receivable are written off after collection efforts have been followed in accordance with the Company’s policies.

A summary of the activity in the allowance for uncollectible accounts is as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$573	$1,249
Additions charged to provision for bad debts	42	—
Subtractions credited against provision for bad debts	—	(465)

Accounts receivable written off (net of recoveries)	(129)	(211)

Balance, end of period	$486	$573

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

Planned Major Maintenance

In accordance with the guidance for planned major maintenance activities, expenditures incurred during a drydocking are deferred and amortized on a straight-line basis over the period until the next scheduled drydocking, generally two and a half years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the vessel’s maintenance that is required by the Coast Guard and/or vessel classification society regulation. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for routine maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. The total deferred drydocking costs as of December 31, 2010 and December 31, 2009 reflected in the consolidated financial statements is $5.7 million and $4.6 million, respectively. The amount of amortization expense recognized during the years ended December 31, 2010, 2009 and 2008, is $4.1 million, $3.0 million and $0.7 million, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers primarily in North America conducting business in the utility, metallurgical, phosphate and grain industries. The Company performs ongoing credit evaluations of its customers and does not require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. The Company assesses the risk of non-performance of the derivatives in determining the fair value of the derivative instruments in accordance with ASC 820, Fair Value Measurements.

Investment in Unconsolidated Affiliate

In 2004, the Predecessor acquired a 50% ownership interest in Ocean Dry Bulk, LLC. Ocean Dry Bulk, LLC was a joint venture between U.S United Ocean Service, LLC, and Moran Towing. The joint venture owned a single dry bulk ocean-going barge which had been chartered to a third party operator. The management of the barge, which include technical support for the vessel, was handled under a separate husbandry agreement between Ocean Dry Bulk, LLC and Moran Towing. The Company utilized the equity method to account for its investment in the unconsolidated joint venture. The investment was liquidated in 2010.

A summary of the changes in the equity investment in the unconsolidated joint venture is as follows (in thousands):

Balance at December 31, 2008	$1,178
Capital distributions from joint venture	(200)
Equity interest in net loss of joint venture	(526)

Balance at December 31, 2009	452
Capital distributions from joint venture	(325)
Equity interest in net loss of joint venture	(127)

Balance at December 31, 2010	$—

In June 2009, the FASB issued guidance amending the accounting for variable interest entities (“VIEs”) and changing the process as to how an enterprise determines which party consolidates a VIE. This guidance also defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, the reporting enterprise must reconsider its conclusions on whether an entity should be consolidated, and should a change result, the effect on its net assets will be recorded as a cumulative effect adjustment to retained earnings. The VIE was liquidated in early 2010 and no adjustment to the consolidated financials is necessary at December 31, 2010.

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment and ASC 205 Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. The Company had an appraisal performed and one of its vessels had a cost that exceeded its fair market value. This $2.6 million loss was taken during the fourth quarter and is reflected in the financial statements accordingly. There were no impairments during the years ended December 31, 2009 and 2008.

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

The Company applies the provisions of ASC No. 815, Derivatives and Hedging. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair values of those instruments as either components of other comprehensive income (“OCI”) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or the loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying transaction.

In December 2007, the Company entered into a derivative contract to limit the exposure to interest rate fluctuations associated with its variable rate debt instruments. The derivative contract was designated as a cash flow hedge. The hedge was for three years and would have expired on December 31, 2010. In December 2009, the Company refinanced its debt obligations and the derivative contract was paid in full. As of December 31, 2009, the hedge liability balance was $0 with the balance of the interest hedge charged to interest expense for the year ended December 31, 2009.

We are exposed to various market risks, including changes in fuel prices. As of December 31, 2010, we had hedged a quantity of 3.5 million gallons and 1.5 million gallons in 2011 and 2012, respectively. These amounts represent 58% of our estimated 2011 UBL fuel exposure and 25% of our expected 2012 UBL fuel exposure. Our average heating oil swap price as of December 31, 2010 is $2.33 for 2011 and $2.36 for 2012. The Company entered into derivative contracts during 2009 and 2010 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2012, and settle monthly. As of December 31, 2010 and 2009, the current asset portions of the hedges were valued at $1.2 million and $0.4 million, respectively, and recorded as an other current asset. During the years ended December 31, 2010, 2009 and 2008, the Company recognized a decrease in expense of $0.2 million and $1.2 million and an increase in expense of $2.8 million on the fuel hedges, respectively. We previously had fuel hedges that were “out of the money,” but these were terminated early in December 2008. However, due to accounting requirements, we amortized those hedges through the end of December 2009, for which we recorded $7.4 million in expense for the year ended December 31, 2009.

ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped based on significant levels of inputs. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies is as follows:

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

As of December 31, 2010 and 2009, the Company held certain items that are required to be measured at fair value on a recurring basis including fuel hedge agreements. The fair value of the Company’s fuel hedges was based upon observable inputs other than quoted market prices (Level 2 criteria).

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2010 and 2009.

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$1,213	$—	$1,213	$—

Total	$1,213	$—	$1,213	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$308	$—	$308	$—

Total	$308	$—	$308	$—

The fair value of the Company’s impaired asset was based upon observable inputs other than quoted market prices (Level 2 criteria). The following table presents the fair values of items measured at fair value on a non-recurring basis for the year ended December 31, 2010:

December 31, 2010
		Fair Value Measurements Category
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Vessel impairment	$6,200	$—	$6,200	$—	$2,630

Total	$6,200	$—	$6,200	$—	$2,630

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

December 31, 2010
			Fair Value Measurements Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$190	$194	$—	$194	$—
Asset Based Loan	59	59	—	59	—

Total	$249	$253	$—	$253	$—

December 31, 2009
			Fair Value Measurements Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$200	$200	$—	$200	$—
Asset Based Loan	80	80	—	80	—

Total	$280	$280	$—	$280	$—

Asset Retirement Obligations

On January 1, 2003, the Predecessor adopted ASC No. 410, Asset Retirement and Environmental Obligations (“ASC 410”). The Predecessor reviewed the language in Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, and determined that there were no additional future obligations required to be recorded under that standard. The Company has recognized liabilities for retirement obligations associated with certain long-lived assets, in accordance with the relevant accounting guidance. An asset retirement obligation for a long-lived asset is recognized at fair value at inception of the obligation, if there is a legal obligation under an existing or enacted law or statute, a written or oral contract, or by legal construction under the doctrine of promissory estoppels. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset.

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The liability must be revalued each period based on current market prices.

For the Company, accretion expense associated with asset retirement obligations for each of the years ended December 31, 2010, 2009 and 2008 was $0.2 million. During the periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations were necessary.

Deferred Financing Costs

At December 4, 2007, the Company incurred deferred financing costs of $10.2 million associated with the debt used to fund the Acquisition. These costs were amortized over the life of the debt using the straight line method which closely approximates the effective interest method and were classified as interest expense. During the years ended December 31, 2009 and 2008, the Company amortized $1.8 million and $1.9 million, respectively. In December 2009, the Company refunded its debt and the unamortized deferred financing costs of $6.4 million associated with the acquisition debt were written off. The write-off of unamortized deferred financing costs was classified as loss on refunding. In addition, the Company incurred $10.3 million related to the issuance of the new debt in December 2009. Such financing costs were deferred and are classified as deferred financing costs at December 31, 2010 and 2009. During the year ended December 31, 2010, the Company amortized $2.1 million, which was classified as interest expense.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

3.	Long-Term Debt

In connection with the Acquisition, the Company incurred $305 million of debt. A first lien credit agreement (First Term Loan) provided for $205 million in a term loan. A second lien credit agreement (Second Term Loan) provided for the remainder of $100 million. In December 2009, this debt was refunded with $200 million Senior Secured Notes and a $135 million asset based loan (“ABL”). As of December 31, 2010, the aggregate principal amount of indebtedness outstanding under the ABL was $59.0 million.

Interest on the Senior Secured Notes is payable semi-annually, commencing June 15, 2010. The Senior Secured Notes mature and are due on June 15, 2015. The interest rate is fixed at 11.75%. No principal payments are due until maturity subject to early required mandatory prepayment provisions set forth in the indenture governing the Senior Secured Notes.

The interest on the ABL is payable monthly commencing December 31, 2009. No principal payments are due until maturity on December 22, 2013, subject to early required mandatory prepayment provisions set forth in the credit agreement for the ABL. The interest rate as of December 31, 2010, was 4.06%, which reflects a rate of LIBOR plus the applicable margin of 3.75%.

The following is a schedule by year of approximate future minimum debt payments as of December 31, 2010:

(In millions)
2013	$59.0
2014	—
2015	190.0

Total	$249.0

The Company’s debt agreements contain various restrictive covenants, including the maintenance of certain financial ratios, and limitations on the ability to pay dividends, incur debt or subject assets to liens. At December 31, 2010, the Company was in compliance in all material respects with all applicable covenants set forth in the indenture governing the Senior Secured Notes and the credit agreement governing the ABL.

4.	Member’s Equity

In December 2007, we became an independent company acquired from TECO Energy by a group consisting of Greenstreet Equity Partners LLC, Jefferies Capital Partners and AMCI Capital L.P. and affiliates. We refer to the foregoing entities collectively as the “Equity Sponsors” and our acquisition from TECO Energy as the “Acquisition”.

On December 4, 2007, GS Maritime Holding LLC (“GS Maritime”) issued 100,000 Class A Membership Units to the Equity Sponsors and certain members of our management team. The total member contribution for the Class A Membership Units was $173 million. In connection with the closing of the Acquisition, GS Maritime also issued 9,890 Profit Units for the benefit of directors and employees of the Company. On August 14, 2008, an additional 1,649 Profit Units were issued, bringing the total number of issued and outstanding Profit Units to 11,539. In December 2008, an aggregate of 1,517 Profit Units were forfeited in connection with the departure of certain employees of the Company. In March, 2010, an additional 1,838 Profit Units were issued to certain employees of the Company, bringing the total number of issued and outstanding Profit Units to 11,860. In October, 2010, 2,277 Profit Units were forfeited in connection with the departure of certain employees of the Company. In October 2010, an additional 2,650 Profit Units were issued to certain employees of the Company, bringing the total number of issued and outstanding Profit Units to 12,233.

The GS Maritime Profit Units are issued to certain Company employees, certain members of GS Maritime’s Board of Directors, and others at the discretion of GS Maritime’s Board of Directors. GS Maritime’s Board of Directors has the discretion to issue units at any time, including Profit Units. The Profit Units granted to employees are divided into time-based and performance-based vesting. The original time-based units vest over 60 months. One employee’s new time-based units vest over 48 months. Assuming continued employment of the original employees with the Company, 20% vest on the first anniversary of the grant date, and the remaining 80% vest in four equal installments on the second, third, fourth, and fifth anniversaries of the grant date. Assuming continued employment of the new employee with the Company, 25% vest on the first anniversary of the grant date, and the remaining 75% vest in three equal installments on the second, third, and fourth anniversaries of the grant date. The performance-based units vest based on certain performance conditions being met or achieved and, in all cases, assuming continued employment. The performance conditions relate to holders of Class A Membership Units receiving a specified multiple on their investment upon a liquidation event. If an employee is terminated, GS Maritime may repurchase the employee’s vested Profit Units at fair market value.

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

For the grant of Profit Units made in December 2007, the Company used the following valuation assumptions: a term of 5 years, which is based on the expected term in which the units will be realized, a risk-free interest rate of 3.28%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 40.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 5%, will be recognized in expense in the Company’s financial statements on an accelerated recognition basis over the requisite service periods of the awards (which include expensing a portion of the vesting that occurs in future periods in the current period).

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

For the grant of Profit Units made in March 2010, the Company used the following valuation assumptions: a term of five years, which is based on the expected term in which the units will be realized, a risk-free interest rate of 2.56%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 50.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 5%, will be recognized in expense in the Company’s financials statements on an accelerated recognition basis over the requisite service periods of the awards (which include expensing a portion of the vesting that occurs in future periods in the current period).

For the grant of Profit Units made in October 2010, the Company used the following valuation assumptions: a term of four years, which is based on the expected term in which the units will be realized, a risk-free interest rate of 1.6%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 53.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 5%, will be recognized in expense in the Company’s financials statements on an accelerated recognition basis over the requisite service periods of the awards (which include expensing a portion of the vesting that occurs in future periods in the current period).

For the additional grant of Profit Units made in October 2010, the Company used the following valuation assumptions: a term of five years, which is based on the expected term in which the units will be realized, a risk-free interest rate of 1.6%, which is the five-year U.S federal treasury bond rate consistent with the term assumptions, and expected volatility of 53.5%, which is based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate of 5%, will be recognized in expense in the Company’s financials statements on an accelerated recognition basis over the requisite service periods of the awards (which include expensing a portion of the vesting that occurs in future periods in the current period).

In accordance with ASC 718, the Company recorded stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 of $0.7 million, $0.5 million and $1.4 million, respectively, which is included in administrative and general expense in the consolidated statements of operations and comprehensive income (loss). The activity under the plan for these periods is presented below.

	Profit Units Outstanding	Weighted Average Grant Date Fair Value
Non-vested balance at end of period December 31, 2007	8,792	$390.90
Units granted	2,352	223.58
Units forfeited	(2,220)	376.57
Vested	(659)	493.20

Non-vested balance at end of period December 31, 2008	8,265	325.39
Units granted	—	—
Units forfeited	—	—
Vested	(855)	446.53

Non-vested balance at end of period December 31, 2009	7,410	428.20
Units granted	4,488	476.53
Units forfeited	(2,277)	434.97
Vested	(1,629)	466.50

Non-vested balance at end of period December 31, 2010	7,992	455.63

As of December 31, 2010, there was approximately $3.0 million of total unrecognized compensation expense related to the Profit Units. These costs are expected to be recognized over a weighted average period of four years.

5.	Intangible Assets and Sale-Leasebacks

The Company assessed all acquired operating leases in order to determine whether the lease terms were favorable or unfavorable given market conditions on the acquisition date. As a result, the Company recorded a new favorable lease intangible asset for $11.9 million. Also in connection with the business acquisition, an acquired intangible asset of $22.0 million was assigned to customer relationships, which are subject to amortization with a weighted average useful life of approximately 10 years.

Amortization of intangible assets is charged to amortization of intangibles on a straight-line basis in the accompanying consolidated statements of operations and comprehensive income (loss). If impairment events occur, the Company could accelerate the timing of purchased intangible asset charges. For each of the years ended December 31, 2010, 2009 and 2008, amortization expense related to the intangible assets acquired and the intangible liability assumed was $2.6 million.

A summary of intangible assets at December 21, 2010 and 2009 follows (in thousands):

	Asset Life	December 31, 2009 Balance	Amortization	December 31, 2010 Balance
Favorable lease — Barges	13.5 years	$1,498	$107	$1,391
Favorable lease — Ocean Vessels	6 years	13,426	879	12,548
Favorable lease — Davant facility	21 years	998	34	964
Unfavorable lease — Davant facility	22 years	(7,240)	(229)	(7,011)
Customer relationship (contracts)	10 years	15,382	1,845	13,536

Total		$24,064	$2,636	$21,428

	Asset Life	December 31, 2008 Balance	Amortization	December 31, 2009 Balance
Favorable lease — Barges	13.5 years	$1,605	$107	$1,498
Favorable lease — Ocean Vessels	6 years	14,305	879	13,426
Favorable lease — Davant facility	21 years	1,032	34	998
Unfavorable lease — Davant facility	22 years	(7,469)	(229)	(7,240)
Customer relationship (contracts)	10 years	17,227	1,845	15,382

Total		$26,700	$2,636	$24,064

Estimated future amortization expense is as follows at December 31, 2010:

(In thousands)
2011	$2,636
2012	2,636
2013	12,548
2014	1,758
2015	1,758
Thereafter	92

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

6.	Property and Equipment

Property and equipment consists of the following:

	Average Useful Lives in Years	December 31,
		2010	2009
	(In thousands)
Land		$7,025	$7,025
Buildings	1 – 30	4,501	4,446
Vessels	3 – 28	368,349	361,344
Terminals	1 – 35	56,915	54,102
Machinery	1 – 20	11,284	10,086
Other & valuation	1 – 20	8,984	7,612
Work in progress		146	3,284

Total costs		457,204	447,899
Accumulated depreciation		(124,766)	(84,343)

Property and equipment, net		$332,438	$363,556

7.	Employee Postretirement Benefits

Defined Contribution Plan

On December 4, 2007, the Company established a defined contribution plan. The plan is funded entirely by the Company. Funding levels per employee are determined by the employee’s service time with the company and the employee’s age. The funding levels per year are discretionary and range from 0.0% to 5%. Employees are vested after being with the Company three years. For the year ended December 31, 2008 the Company recognized expense of $1.6 million, which is reflected in the operating expenses of the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2009 the Company has discontinued the employer contribution to this plan until further notice and incurred no expense related to the plan. For the year ended December 31, 2010, this contribution remains discontinued.

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees of the Company that enables participants to save a portion of their compensation up to the limits allowed by IRS guideline. Effective December 4, 2007, the Company and its subsidiaries’ employer matching contributions were 100% of up to 6% of eligible participant contributions. For the years ended December 31, 2009 and 2008, the Company recognized expense totaling $0.8 million and $2.7 million, respectively, which is reflected in the operating expenses of the Company consolidated statements of operations and comprehensive loss. Effective May 5, 2009, the Company discontinued the employer contribution to this plan until further notice. Effective July 1, 2010, the Company reinstated an employer contribution to this plan at a level of 50% of up to 6% of eligible participant contributions. The expense of $0.5 million in 2010 is reflected in the operating expenses financial statement line item in the Company consolidated statements of operations and comprehensive loss.

8.	Income Taxes

At the acquisition date, the Company changed the corporate structure from a Corporation to a Limited Liability Company (treated as a partnership for federal income tax purposes). As of December 4, 2007, the Company is no longer subject to federal income tax. State income taxes are immaterial in the periods presented.

9.	Related Party Transactions

The Company and its subsidiaries have certain transactions, in the ordinary course of business, with entities in which directors of the Company have interests. For each of the years ended December 31, 2010, 2009 and 2008, the Company incurred management fees of $1.5 million, which is classified as administrative and general expense in the Company’s consolidated statements of operations and comprehensive loss, as well as in accrued expenses in the Company’s consolidated balance sheet. In addition, expenses of approximately $0.9 million for the year ended December 31, 2010, and $1.1 million of expenses were incurred for each of the years ended December 31, 2009 and 2008, respectively, for legal services, loan servicing, regulatory compliance, and other services that are with related party vendors and customers.

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

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed with the Securities and Exchange Commission on August 16, 2010, on August 9, 2010, United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a force majeure event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”).

Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under our agreement but has continued very nominal shipments of finished phosphate “dry rock” as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. The impact on our revenue in 2011 of Mosaic’s failure to ship any volumes would be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

In the years ended December 31, 2010, 2009 and 2008 revenues from its contract with Mosaic generated $26.2 million, $29.6 million and $31.0 million, respectively, which represented 11%, 10% and 9%, respectively, of total revenues.

Operating Lease

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

Rental expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $17.8 million, $15.2 million and $16.1 million, respectively. Rental expense is included in the operating other financial statement line item in the consolidated statements of operations and comprehensive loss. The following is a schedule by year of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010:

(In thousands)
2011	$13,245
2012	13,073
2013	11,567
2014	6,864
2015	6,577
Thereafter	40,770

Total minimum lease payments	$92,096

Other

The Company had unused standby letters of credit with its financial institutions of approximately $4.0 million and $3.7 million as of December 31, 2010 and 2009, respectively.

11.	Significant Customer

During the years ended December 31, 2010, 2009 and 2008, the Company derived revenues from certain major customers, each one representing more than 10% of revenue. In 2010, 2009 and 2008, revenue from two customers aggregated 43%, 57% and 47% respectively of the Company’s total revenues. The Company derived 10% or more of its total revenue from the same group of customers during 2010, 2009 and 2008.

12.	Business Segments

The Company has three reportable business segments: United Bulk Terminal, United Ocean Services, and United Barge Line. The Company records the corporate activity under the caption “Other.” The United Bulk Terminal segment includes barge and vessel unloading and loading. The United Ocean Services segment provides transportation services on domestic and international voyages. The United Barge Line segment includes transporting, fleeting, shifting, and repair services along the Inland Waterways consisting of the Mississippi River, the Ohio River, the Illinois River and their tributaries (collectively known as “Inland Waterways”).

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

	Reportable Segments
	United Barge Line	United Bulk Terminal	United Ocean Services	Other(1)	Intersegment Eliminations	Total
	(In thousands)
Year ended December 31, 2010
Total revenue	$134,433	$44,518	$146,137	$14,699	$(16,334)	$323,453
Intersegment revenues	—	1,635	—	14,699	(16,334)	—

Revenue from external customers	134,433	42,883	146,137	—	—	323,453
Operating expense
Operating expenses	94,219	16,184	84,826	—	—	195,229
Maintenance and repairs	5,389	6,750	17,215	—	—	29,354
Depreciation and amortization	19,412	5,410	22,002	157	—	46,981
(Gain) loss on disposition of equipment	(131)	91	1	—	—	(39)
Loss on impairment	—	—	2,630	—	—	2,630
Administrative and general	14,387	8,558	14,004	2,323	6	39,278

Total operating expenses	133,276	36,993	140,678	2,480	6	313,433

Operating income (loss)	$1,157	$5,890	$5,459	$(2,480)	$(6)	$10,020

Total assets	$178,615	$70,916	$173,691	$399,030	$(393,193)	$429,059
Total capital expenditures	$2,121	$3,720	$9,939	$50	$—	$15,830

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above

	Reportable Segments
	United Barge Line	United Bulk Terminal	United Ocean Services	Other(1)	Intersegment Eliminations	Total
	(In thousands)
Year ended December 31, 2009
Total revenue	$118,130	$34,385	$146,699	$10,517	$(13,410)	$296,321
Intersegment revenues	—	2,893	—	10,517	(13,410)	—

Revenue from external customers	118,130	31,492	146,699	—	—	296,321
Operating expense
Operating expenses	82,202	11,953	78,346	—	—	172,501
Maintenance and repairs	5,025	5,416	13,459	—	—	23,900
Depreciation and amortization	19,637	4,909	19,989	—	—	44,535
(Gain) loss on disposition of equipment	(41)	—	—	—	—	(41)
Administrative and general	13,983	7,215	13,023	—	—	34,221

Total operating expenses	120,806	29,493	124,817	—	—	275,116

Operating income (loss)	$(2,676)	$1,999	$21,882	$—	$—	$21,205

Total assets	$312,518	$99,800	$264,373	$634,927	$(843,719)	$467,899
Total capital expenditures	$2,482	$2,495	$11,063	$20	$—	$16,060

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above

	Reportable Segments
	United Barge Line	United Bulk Terminal	United Ocean Services	Other(1)	Intersegment Eliminations	Total
	(In thousands)
Year ended December 31, 2008
Total revenue	$166,518	$30,184	$174,881	$11,175	$(11,175)	$371,583
Intersegment revenues	—	—	—	—	—	—

Revenue from external customers	166,518	30,184	174,881	11,175	(11,175)	371,583
Operating expense
Operating expenses	116,448	18,344	88,301	—	—	223,093
Maintenance and repairs	10,729	6,726	18,668	—	—	36,123
Depreciation and amortization	19,456	5,947	17,683	3	—	43,089
Loss (gain) on disposition of equipment	(475)	38	—	7	—	(430)
Administrative and general	16,260	6,950	13,727	11,339	(11,175)	37,101

Total operating expenses	162,418	38,005	138,379	11,349	(11,175)	338,976

Operating income (loss)	$4,100	$(7,821)	$36,502	$(174)	$—	$32,607

Total assets	$270,035	$77,231	$229,691	$581,004	$(653,902)	$504,059
Total capital expenditures	$2,204	$1,850	$11,016	$236	$—	$15,306

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

13.	Subsequent Events

There are no subsequent events as of this filing.

14.	Debtor Guarantor Financial Statements

The following wholly owned subsidiaries guaranteed the Senior Secured Notes of the United Maritime Group, LLC (the “Company” or the “Parent”) and United Maritime Finance Corp. (“Finance Corp.,” and together with the Company, the “Co-Issuers”) on a full, unconditional and joint and several basis: U.S. United Bulk Terminal, LLC, U.S. United Ocean Services, LLC, UMG Towing, LLC, U.S. United Barge Line, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, U.S. United Inland Services, LLC, Tina Litrico, LLC, Mary Ann Hudson, LLC, Sheila McDevitt, LLC and Marie Flood, LLC (collectively, the “Subsidiary Guarantors”). Finance Corp. is a wholly owned subsidiary of United Maritime Group, LLC that was incorporated in 2009 to accommodate the issuance of the notes by United Maritime Group, LLC. Finance Corp. does not have any operations or assets of any kind and does not have any revenue other than as may be incidental to its activities as a co-issuer of the notes.

The following condensed consolidating financial information of the Co-Issuers and Subsidiary Guarantors presents the balance sheets as of December 31, 2010 and 2009 and statements of operations and comprehensive loss and cash flows, for the years ended December 31, 2010, 2009 and 2008.

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$7,180	$301	$—	$7,481
Accounts receivable trade, net of allowances for doubtful accounts	219,285	41,768	(229,870)	31,183
Materials and supplies	—	19,081	—	19,081
Prepaid expenses and other current assets	501	2,813	—	3,314

Total current assets	226,966	63,963	(229,870)	61,059
Property, plant and equipment, net	350	332,088	—	332,438
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing costs, net of amortization	8,391	—	—	8,391
Other assets	—	5,743	—	5,743
Intangible asset, net of amortization	—	21,428	—	21,428

Total	$399,030	$423,222	$(393,193)	$429,059

Liabilities and member’s equity
Current liabilities:
Accounts payable	$7,871	$233,080	$(229,870)	$11,081
Accounts payable related parties	1,500	—	—	1,500
Accrued expenses	4,893	6,041	—	10,934
Deferred revenue	—	4,195	—	4,195

Total current liabilities	14,264	243,316	(229,870)	27,710
Other deferred liabilities	—	12,469	—	12,469
Notes payable — term debt	248,985	—	—	248,935
Member’s equity	135,781	167,437	(163,323)	139,895

Total	$399,030	$423,222	$(393,193)	$429,059

Condensed Consolidating Balance Sheet as of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$11,261	$370	$—	$11,631
Accounts receivable trade, net of allowances for doubtful accounts	448,997	264,040	(680,396)	32,641
Materials and supplies	—	15,501	—	15,501
Prepaid expenses and other current assets	578	4,558	—	5,136

Total current assets	460,836	284,469	(680,396)	64,909
Property, plant and equipment, net	456	363,100	—	363,556
Investment in subsidiaries	163,323	452	(163,323)	452
Deferred financing costs, net of amortization	10,312	—	—	10,312
Other assets	—	4,606	—	4,606
Intangible asset, net of amortization	—	24,064	—	24,064

Total	$634,927	$676,691	$(843,719)	$467,899

Liabilities and member’s equity
Current liabilities:
Accounts payable	$187,622	$504,081	$(680,396)	$11,307
Accounts payable related parties	750	—	—	750
Accrued expenses	915	6,210	—	7,125
Deferred revenue	—	1,876	—	1,876
Current derivative liability	—	187	—	187

Total current liabilities	189,287	512,354	(680,396)	21,245
Other deferred liabilities	—	11,634	—	11,634
Notes payable — term debt	280,125	—	—	280,125
Member’s equity	165,515	152,703	(163,323)	154,895

Total	$634,927	$676,691	$(843,719)	$467,899

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$14,699	$325,088	$(16,334)	$323,453
Operating expenses	—	226,218	(1,635)	224,583
Administrative and general	17,022	36,949	(14,693)	39,278
Depreciation and amortization	157	46,824	—	46,981
Gain on sale of assets	—	(39)	—	(39)
Loss on impairment	—	2,630	—	2,630

Operating (loss) income	(2,480)	12,506	(6)	10,020
Interest expense, net	28,605	—	—	28,605
Other (income) expense, net	(172)	(1,331)	—	(1,503)

Net income	$(30,913)	$13,837	$(6)	$(17,082)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$10,517	$299,214	$(13,410)	$296,321
Operating expenses	—	199,294	(2,893)	196,401
Administrative and general	10,517	34,221	(10,517)	34,221
Depreciation and amortization	—	44,535	—	44,535
(Gain) loss on sale of assets	—	(41)	—	(41)

Operating income	—	21,205	—	21,205
Interest expense, net	9,585	31,355	—	40,940
Other (income) expense, net	—	7,439	—	7,439

Income (loss) before tax provision	(9,585)	(17,589)	—	(27,174)
Tax provision	—	27	—	27

Net income	$(9,585)	$(17,616)	$—	$(27,201)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$11,175	$371,583	$(11,175)	$371,583
Operating expenses	—	259,216	—	259,216
Administrative and general	11,168	37,108	(11,175)	37,101
Depreciation and amortization	—	43,089	—	43,089
(Gain) loss on sale of assets	7	(437)	—	(430)

Operating income	—	32,607	—	32,607
Interest expense, net	—	29,297	—	29,297
Other expense (income), net	—	(2,635)	—	(2,635)

Income before tax provision	—	5,945	—	5,945
Tax provision	—	10	—	10

Net income	$—	$5,935	$—	$5,935

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities
Net cash provided by operating activities	$26,876	$15,154	$—	$42,030
Investing activities
Capital expenditures	(50)	(15,780)	—	(15,830)
Other investing activities	—	557	—	557

Net cash used in investing activities	(50)	(15,223)	—	(15,273)
Financing activities
Net change in debt	(31,357)	—	—	(31,357)
Other financing activities	450	—	—	450

New cash used in financing activities	(30,907)	—	—	(30,907)
Net decrease in cash and cash equivalents	(4,081)	(69)	—	(4,150)
Cash and cash equivalents, beginning of period	11,261	370	—	11,631

Cash and cash equivalents, end of period	$7,180	$301	$—	$7,481

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities
Net cash (used in) provided by operating activities	$(259,951)	$309,251	$(5)	$49,295
Investing activities
Capital expenditures	(20)	(16,040)	—	(16,060)
Other investing activities	—	476	—	476

Net cash used in investing activities	(20)	(15,564)	—	(15,584)
Financing activities
Net change in debt	259,947	(293,643)		(33,696)
Other financing activities	—	(5)	5	—

New cash provided by (used in) financing activities	295,947	(293,648)	5	(33,696)
Net (decrease) increase in cash and cash equivalents	(24)	39	—	15
Cash and cash equivalents, beginning of period	11,285	331	—	11,616

Cash and cash equivalents, end of period	$11,261	$370	$—	$11,631

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities
Net cash used in operating activities	$7,966	$16,112	$—	$24,078
Investing activities
Capital expenditures	(252)	(15,054)	—	(15,306)
Other investing activities	—	1,880	—	1,880

Net cash used in investing activities	(252)	(13,174)	—	(13,426)
Financing activities
Net change in debt	—	(11,075)	—	(11,075)
Other financing activities	400	—	—	400

New cash provided by (used in) financing activities	400	(11,075)	—	(10,675)
Net increase (decrease) in cash and cash equivalents	8,114	(8,137)	—	(23)
Cash and cash equivalents, beginning of period	3,171	8,468	—	11,639

Cash and cash equivalents, end of period	$11,285	$331	$—	$11,616

15.	Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands):

	For The Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$76,865	$77,514	$80,064	$89,010
Operating income	2,915	379	3,352	3,374
Net loss	(4,426)	(6,780)	(2,981)	(2,895)

	For The Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$76,997	$64,443	$72,003	$82,878
Operating income	8,567	1,847	1,424	9,367
Net income (loss)	135	(6,228)	(6,407)	(14,701)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

The following table sets forth information about the directors of our indirect parent, GS Maritime Holding LLC, and the executive officers of United Maritime Group, LLC. Ages shown below are as of March 1, 2011.

Name	Age	Position
Steven Green	65	Chairman of the Board of Directors, President, and Chief Executive Officer
John Binion	40	Chief Operating Officer and Executive Vice President
Jason Grant	38	Chief Financial Officer and Executive Vice President
Walter Bromfield	55	Senior Vice President, Finance
Brian Beem	31	Director
John Breaux	67	Director
Gary DiElsi	53	Director
Kevin Kilcullen	34	Director
James Luikart	65	Director
Greggory Mendenhall	65	Director
Jeffrey Safchik	59	Director

Steven Green has served as the Chairman of GS Maritime Holding LLC since 2007. In October 2010 Mr. Green was additionally named President and Chief Executive Officer of the Company. He is a former U.S. ambassador to Singapore from 1997 to 2001 and has been managing partner of Greenstreet Partners, LP since founding the company in 1989, and is a founding partner of Greenstreet Real Estate Partners, a company engaged in the business of real estate investment. Mr. Green is the Chairman and CEO of k1 Ventures, Ltd., a publicly traded investment company listed on the Singapore Stock Exchange since 2001. From 1988 to 1996, he served as the Chairman and CEO of Samsonite Corporation, where he oversaw the recapitalization and subsequent turnaround of the company. Mr. Green is currently a Special Advisor to the Singapore Government, and is also a director of GIC Real Estate Pte Ltd. (Singapore), Knowledge Universe Learning Group, Long Haul Holding Corp., and Scripps Research Institute. In light of our ownership structure and Mr. Green’s position with Greenstreet Partners, LP and his extensive international business and leadership experience, we believe it is appropriate that Mr. Green serve as a director of the Company. Mr. Green serves as one of Greenstreet’s director designees.

John Binion joined the Company as the Chief Operating Officer and Executive Vice President in March 2010. From 2004 until its sale in February 2008, Mr. Binion was Director, Operations and Co-owner of Horizon Maritime LLC, a provider of tug and tank barge services on the lower Mississippi River. He subsequently acted as a consultant to the new owners of Horizon Maritime to assist in transitioning the business and commercial relationships. Prior to Mr. Binion’s appointment, the Company did not have a Chief Operating Officer.

Jason Grant joined the Company as the Chief Financial Officer and Executive Vice President in July 2010. Previously Mr. Grant served as CFO and Senior Vice President of Atlas Air Worldwide Holdings. Prior to joining Atlas Air in 2002, Mr. Grant was a manager of the Financial Planning and Financial Analysis group for American Airlines.

Walter Bromfield was named Senior Vice President, Finance in July 2010 and previously served as the Chief Financial Officer and Senior Vice President of United Maritime Group, LLC since joining the Company in 2008. In 2007, Mr. Bromfield served as Chief Financial Officer of Chembulk Tankers, LLC, a bulk chemical shipper. Previously, he was the Vice President, Chief Financial Officer and Corporate Secretary of marine transportation provider Maritrans Inc., where he was employed in various positions for 26 years.

Brian Beem has served as a director of GS Maritime Holding LLC since 2007. Mr. Beem is a Director at AMCI Management (Cayman) Ltd., where he has worked since 2006. Prior to his employment at AMCI, he was an associate at First Reserve Corporation from 2004-2006. Mr. Beem holds a B.A. in Politics and Economics from Princeton University. Mr. Beem is a member of the Audit, Compensation and Executive Committees. In light of our ownership structure and Mr. Beem’s position with AMCI and his experience in finance and global minerals trading, we believe it is appropriate that Mr. Beem serve as a director of the Company. Mr. Beem serves as one of AMCI’s director designees.

John Breaux has served as a director of GS Maritime Holding LLC since 2007. He is a former United States Senator from Louisiana, serving from 1987 through 2005. Senator Breaux was previously a member of the United States House of Representatives from 1972 through 1987. He received a B.A. in Political Science from the University of Southwestern Louisiana and a J.D. from Louisiana State University. Since leaving public office in 2005, Senator Breaux, along with Senator Trent Lott, has co-founded the Breaux-Lott Leadership Group, a bipartisan lobbying firm in Washington D.C. that provides consulting services to the Company under a work agreement. Since 2005, Senator Breaux has also been serving on the boards of CSX Corporation and IMG Inc. Senator Breaux’s extensive legislative and leadership experience qualify him to serve on our Board of Directors. Mr. Breaux serves as one of Greenstreet’s director designees.

Gary DiElsi has served as a director of GS Maritime Holding LLC since 2007. He is Project Manager for First Reserve Corporation (“FRC”) which he joined in 2007 following his tenure as Executive Vice President at Oxbow Industrial Services from 2003 to 2006. Mr. DiElsi has over 25 years of business leadership, operations and project management experience in a variety of energy-related companies including Chevron Corporation and Linde AG. In addition, he serves or has recently served on the boards of Bahamas Oil Refining Company International Limited, HNT Holdings Inc., GenPower Holdings GP Ltd., GenPower Carbon Solutions GP, Ltd. and Osage Biofuels Holdings LLC. Mr. DiElsi holds a B.S. and an M.S. in Mechanical Engineering, both from Rensselaer Polytechnic Institute. In light of our ownership structure and Mr. DiElsi’s position with FRC and his experience in energy-related management and operations, we believe it is appropriate that Mr. DiElsi serve as a director of the Company. Mr. DiEisi serves as one of First Reserve’s director designees.

Kevin Kilcullen has served as a director of GS Maritime Holding LLC since 2007 and is a member of the Audit and Compensation Committees. For the past eight years, he has been employed by Jefferies Capital Partners where he is currently a Senior Vice President. Mr. Kilcullen holds a B.A. in economics from Harvard University and an M.B.A. from Columbia University. In light of our ownership structure and Mr. Kilcullen’s position with Jefferies Capital Partners and his experience in corporate finance and private equity, we believe it is appropriate that Mr. Kilcullen serve as a director of the Company. Mr. Kilcullen serves as one of Jefferies Capital Partner’s director designees.

James Luikart has served as a director of GS Maritime Holding LLC since 2007 and is the chair of the Compensation Committee and a member of the Executive Committee. He is currently employed by Jefferies Capital Partners as an Executive Vice President since 1994. Mr. Luikart serves on the boards of Sheridan Corporation, Edgen Murray LP, R&R Trucking, Inc., Patara Oil & Gas LLC, and New Century Transportation Inc. Mr. Luikart holds a B.A. in history from Yale University and an M.I.A. from Columbia University. In light of our ownership structure and Mr. Luikart’s position with Jefferies Capital Partners and his experience in corporate governance, we believe it is appropriate that Mr. Luikart serve as a director of the Company. Mr. Luikart serves as one of Jefferies Capital Partner’s director designees.

Greggory Mendenhall has served as an independent director of GS Maritime Holding LLC since 2007. Since 2003, he has been a special counsel at Sheppard Mullin Richter & Hampton LLP. Mr. Mendenhall has been involved in the maritime industry for over 25 years and was previously Director and Vice President, Marine Operations at U.S. Lines, Inc., a large international shipping container company. Mr. Mendenhall currently serves as a director of Trailer Bridge, Inc. Mr. Mendenhall holds a B.A. from Brigham Young University and a J.D. from George Washington University Law School. Mr. Mendenhall’s experience with maritime issues, both in industry and as a legal advisor to transportation and logistics companies, qualifies him to serve on our Board of Directors.

Jeffrey Safchik has served as a director of GS Maritime Holding LLC since 2007, and currently serves as the chair of the Audit Committee and the Executive Committee. Mr. Safchik is the Managing Director Chief Financial Officer of Greenstreet Partners, LP and its predecessor where he has been employed since 1989 and is also a founder of Greenstreet Real Estate Partners, a company engaged in the business of real estate investment where he serves as Chairman of the Investment and Advisory Committees. Mr. Safchif is a director of k1 Ventures, Ltd., a publicly traded investment company listed on the Singapore Stock Exchange and also has served as the firm’s Chief Financial Officer and Chief Operating Officer since 2001. He also serves as a director of Knowledge Universe Learning Group, Canadian International School Pte Ltd., and Long Haul Holding Corp. and is the Chairman of Cardean Learning Group as well as a director and member of the Knowledge Schools, Inc., and KUE Management, Inc. Audit Committee and Knowledge Schools, Inc. Executive Committee. Mr. Safchik holds a B.B.A. in Accounting from Pace University and an M.S. in Taxation from St. John’s University. In light of our ownership structure and Mr. Safchik’s position with Greenstreet Partners, LP and his extensive financial and corporate governance experience, we believe it is appropriate that Mr. Safchik serve as a director of the company. Mr. Safchik serves as one of Greenstreet’s director designees.

On March 4, 2011, the Company announced that Patrick Valentine resigned from the Board of Directors of GS Maritime Holding LLC (“Parent”), which is the Company’s indirect sole equity holder, effective February 28, 2011. Mr. Valentine served as a director of the Parent since the Company’s inception in December 2007. Mr. Valentine indicated that his time and responsibility commitments as an executive for his current employer were the reasons for his resignation.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics which contains the ethical principles by which our chief executive officer and chief financial officer, among others, are expected to conduct themselves when carrying out their duties and responsibilities. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the Compliance Officer, United Maritime Group, LLC, 601 S. Harbour Island Blvd., Suite 230, Tampa, FL 33602.

Audit Committee Financial Expert

Jeffrey Safchik serves on and is the chair of the Audit Committee of the Board of Directors. Our Board of Directors has determined that Mr. Safchik, a non-independent director, is an “audit committee financial expert” as defined in the SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 29, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC not later than April 29, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Greenstreet Equity Partners LLC (“Greenstreet”) is an affiliate of Greenstreet Partners LP, a private investment company founded by Steven J. Green. Jefferies Capital Partners (“JCP”) is a middle-market private equity investment group with particular experience in the transportation and energy industries. AMCI Capital L.P. and affiliates (“AMCI”) is a joint venture between the owners of privately-held American Metals and Coal International, Inc., a global coal and resources firm, and affiliates of First Reserve Corporation, a leading investment firm specializing in the energy industry. AMCI is managed by a group of principals who specialize in investments in coal, coal-related infrastructure and raw material supply projects globally. We refer to Greenstreet, JCP and AMCI collectively as our Equity Sponsors.

In December 2007, a company formed and indirectly owned by our Equity Sponsors and members of our management acquired our predecessor company, TECO Transport Corporation, from TECO Energy, Inc. (the “Acquisition”). Upon consummation of the acquisition, the surviving entity was renamed United Maritime Group, LLC.

Limited Liability Agreement of the Holding Company

GS Maritime Holding LLC (the “Holding Company”) is a Delaware limited liability company and the ultimate parent of United Maritime Group, LLC. The LLC Agreement of the Holding Company establishes a board of directors of up to 11 members, each entitled to one vote on all matters or actions under consideration. For so long as each of Greenstreet and JCP own at least 75% of their original respective class A units of the Holding Company, they each have the right to designate three directors. For so long as First Reserve Corporation (“First Reserve”) owns at least 75% of its original class A units, it has the right to designate two directors. For so long as AMCI owns at least 75% of its original class A units, it has the right to designate one director. The agreement provides that if he is not already serving as one of the above described directors, the Chief Executive Officer shall also serve on the board of directors. The LLC Agreement further provides that one independent director shall be selected by the other members of the board of directors. If any of Greenstreet, JCP, First Reserve or AMCI loses the right to designate one or more directors, the remaining directors may either reduce the size of the board, or the vacancy may be filled by a vote of the majority of holders of the outstanding class A units.

The LLC Agreement provides that the Holding Company will, to the maximum extent legally permitted, indemnify and hold harmless each director and officer from and against any and all claims to which the director or officer was or is a party or is threatened to be made a party, by reason of the director or officer’s status as a director or officer. The Holding Company also agrees to advance monies to each director and officer to cover expenses incurred by him or her in connection with such claims if the director or officer agrees to repay the monies advanced if it is later determined that he or she is not entitled to such amounts. The Holding Company believes that these agreements are necessary to attract and retain skilled management and directors with experience relevant to our industry.

Financial Services Agreement

In connection with the Acquisition, we entered into a financial consulting and management services agreement (the “Financial Services Agreement”) with our Equity Sponsors. Principals of each of the Equity Sponsors serve on our board of directors. Pursuant to this agreement, we are required to pay the Equity Sponsors a quarterly fee of $375,000. At the time of the Acquisition, we paid a one-time $4 million fee to Greenstreet. In addition, we reimburse up to $25,000 of the Equity Sponsors’ annual expenses.

The term of the Financial Services Agreement continues until the earliest of: (i) the date on which the Equity Sponsors own less than 20% of the outstanding units of the Holding Company, (ii) consummation of an initial public offering of the company and (iii) the sale of the company. We also agreed to indemnify the Equity Sponsors and their respective officers, directors, employees, agents and affiliates for potential losses, including services performed under this agreement. For the year ended December 31, 2010, we paid $1.5 million under the Financial Services Agreement.

Breaux Lott Leadership Group Working Agreement

One of our directors, Senator Breaux, is also the co-founder and partner of The Breaux Lott Leadership Group, which provides us with consulting and lobbying services pursuant to a month-to-month working agreement (the “Breaux-Lott Agreement”). In the year ended December 31, 2010, we paid $0.42 million under the Breaux-Lott Agreement.

Ion Carbon Agreement

Ion Carbon & Minerals, LLC (“Ion Carbon”) is an affiliated company of AMCIC Maritime AIV, LLC, an affiliate of AMCI, one of our Equity Sponsors. One of our directors, Brian Beam, is a Vice President of AMCI Management (Cayman) Ltd., and affiliate of AMCI. We have a contract with Ion Carbon providing for marine transportation and storage of coal and petcoke. UBT is party to a one-year agreement with Ion Carbon to unload and to provide up to 400,000 net tons of storage space for coal and petcoke in two storage areas at the terminal. In the opinion of management, the contract was negotiated at arms’ length and is provided at fair and reasonable prices.

In the year ended December 31, 2010, UBT generated $2.1 million in revenues from its contract with Ion Carbon, which represented 5% of UBT’s total revenues; UBL generated $1.0 million in revenues from its contract with Ion Carbon, which represented less than 3% of UBL’s total revenues.

In the year ended December 31, 2009, UBT generated $1.7 million in revenues from its contract with Ion Carbon, which represented 5% of UBT’s total revenues; UBL generated $3.2 million in revenues from its contract with Ion Carbon, which represented less than 3% of UBL’s total revenues.

In the year ended December 31, 2008, UBT generated $3.2 million in revenues from its contract with Ion Carbon, which represented 11% of UBT’s total revenues; UBL generated $0.2 million in revenues from its contract with Ion Carbon, which represented less than 0.002% of UBL’s total revenues.

Director Independence

Our independent director, Greggory B. Mendenhall, is an attorney at Sheppard Mullin Richter & Hampton LLP (“Sheppard Mullin”), our counsel with respect to government relations and maritime law. In the year ended December 31, 2010, we paid approximately $0.37 million to Sheppard Mullin.

We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc. and the Securities and Exchange Commission.

None of the other members of our Board of Directors is currently “independent” as defined in Item 407(a) of Regulation S-K under the Securities Act.

Additional information regarding related party transactions can be found in Note 9 of the consolidated financial statements in Item 8.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLP has served as the independent registered public accounting firm for the Company since 2008 and has provided services over the three-year period ended December 31, 2010. The Board of Directors has pre-approved all audit and non-audit services provided by Ernst & Young LLP. Ernst & Young LLP’s fees for the years ended December 31, 2010 and December 31, 2009 were as follows:

	For the year ended December 31, 2010	For the year ended December 31, 2009
Audit Fees(1)	$460,720	$510,521
Audit-Related Fees (2)	0	36,000
Tax Fees(3)	0	78,675
Total	$460,720	$625,196

(1)	Audit Fees consisted of work performed for the audit of financial statements.
(2)	Audit-related fees consist of support on required audits of the Company’s employee benefit plans.
(3)	Tax Fees consisted of all services performed by the independent auditor’s tax personnel, except those related to the audit of financial statements.

Pre-approval Policies

The Audit Committee must pre-approve any audit or any permissible non-audit services to be provided by the independent registered public accounting firm. The Audit Committee has established pre-approval policies and procedures. Permissible non-audit services are services allowed under SEC regulations. The Audit Committee may pre-approve certain specific categories of permissible non-audit services up to an annual budgeted dollar limit. If any permissible non-audit services do not fall within a pre-approved category or exceed the approved fees or budgeted amount, the services and the additional fees have to be pre-approved by the Audit Committee on a project-by-project basis. No required pre-approvals were waived or approved after the services commenced. Before approving the services described under “Tax Fees” above, the Audit Committee reviewed whether the independent registered public accounting firm could provide those services and maintain its independence. The Audit Committee approved 100% of the audit-related, tax and other fees for 2010.

Other Policies

The Audit Committee has adopted policies to ensure the independence of the Company’s independent registered public accounting firm, including policies on employment of audit firm employees and audit partner rotation.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

1.	Financial Statements:

See Item 8, “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

N/A

3.	Exhibits:

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto, and incorporated by reference herein.

Exhibits and Financial Statement Schedules

(a)(b)(c)     Exhibits

Exhibit No.	Description

3.1	Certificate of Conversion of United Maritime Group, LLC. (a)

3.2	Articles of Organization of United Maritime Group, LLC. (a)

3.3	Certificate of Incorporation of United Maritime Group Finance Corp. (a)

3.4	Bylaws of United Maritime Group Finance Corp. (a)

4.1	Indenture, by and among United Maritime Group, LLC and United Maritime Group Finance Corp, as Issuers, certain of their subsidiaries and affiliates, as Guarantors, and Wells Fargo Bank, National Association, as Trustee and as Collateral agent, dated December 22, 2009.(a)

4.2	Form of 11 3/4% Senior Secured Note due 2015.(a)

4.3	Registration Rights Agreement, by and among United Maritime Group, LLC and United Maritime Finance Corp, as Co-Issuers, certain of their subsidiaries and affiliates, as Subsidiary Guarantors, and Jefferies & Company, Inc., Banc of America Securities LLC and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers, dated December 22, 2009.(a)

10.1	Loan and Security Agreement, dated as of the December 22, 2009, by and among Bank of America, National Association as administrative agent, co-collateral agent and security trustee, and the other lenders thereunder, the Borrowers, Banc of America Securities LLC, Wells Fargo Foothill, LLC and Jefferies Finance LLC, as joint lead arrangers and book managers and Wells Fargo Foothill, LLC, as co-collateral agent.(a)

10.2	Amendment No. 1 to Loan and Security Agreement, dated as of February 11, 2010, by and among Bank of America, National Association as administrative agent, co-collateral agent and security trustee, and the other lenders thereunder, the Borrowers, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and Jefferies Finance LLC, as joint lead arrangers and book managers and Wells Fargo Capital Finance, LLC, as co-collateral agent.(a)

10.3	Intercreditor Agreement, by and among Bank of America, N.A., in its capacity as Administrative Agent, Collateral Agent, and Security Trustee, and Wells Fargo Bank, National Association, in its capacity as Trustee, Collateral Agent and Security Trustee, and GS Maritime Intermediate Holding LLC, United Maritime Group, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, U.S. United Bulk Terminal, LLC, U.S. United Inland Services, LLC, UMG Towing, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, Tina Litrico, LLC, Mary Ann Hudson, LLC, Sheila McDevitt, LLC, Marie Flood, LLC and United Maritime Group Finance Corp., dated December 22, 2009.(a)

10.4	General Security Agreement, by and among United Maritime Group, LLC, United Maritime Group Finance Corp., U.S. United Bulk Terminal, LLC, U.S. Ocean Services, LLC, UMG Towing, LLC, U.S. United Barge Line, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, U.S. United Inland Services, LLC, Marie Flood, LLC, Sheila McDevitt, LLC, Mary Ann Hudson, LLC, Tina Litrico, LLC, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent and Security Trustee, dated December 22, 2009.(a)

10.5	Pledge Agreement, by and among United Maritime Group, LLC, U.S. Barge Line, LLC, U.S. United Ocean Services, LLC, as Pledgors and Wells Fargo Bank, National Association, as Pledgee, dated December 22, 2009.(a)

10.6	Employment Agreement by and among TECO Transportation Corporation and Sal Litrico, dated October 29, 2007.(a)

10.7	Employment Agreement by and among United Maritime Group, LLC and Walter Bromfield, dated July 24, 2008.(a)

10.8	Employment Agreement by and among TECO Transportation Corporation and Timothy Bresnahan, dated October 29, 2007.(a)

10.9	Employment Agreement by and among TECO Transportation Corporation and Neil McManus, dated October 29, 2007.(a)

10.10	Employment Agreement by and among TECO Transportation Corporation and Clifford Johnson, dated October 29, 2007.(a)

10.11	Tampa Electric Company Contract, by and among Tampa Electric Company and United Maritime Group, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, dated July 21, 2008.(a)

10.12	Mosaic Corporation Contract, by and among Mosaic Fertilizer, LLC and TECO Ocean Shipping Company, dated October 12, 2007.(a)

10.13	U.S. United Bulk Terminal, LLC Lease #1 (Davant, Louisiana) (646 Acres), by and among Chalin O. Perez and Electro-Coal Transfer Corporation, dated January 1, 1979.(a)

10.14	U.S. United Bulk Terminal, LLC Lease #2 (Davant, Louisiana) (107 Acres), by and among Clara Lopez D’Aquilla, Beverly Lopez, Helen Lopez Languirand and John M. Lopez (“Lessor”) and Electro-Coal Transfer Corporation, dated February 3, 1997.(a)

10.15	Employment Agreement by and among United Maritime Group, LLC and Jason Grant, dated July 26, 2010. (b)

10.16	Separation Agreement by and among United Maritime Group, LLC and Sal Litrico, dated October 4, 2010. (c)

10.17	Separation Agreement by and among United Maritime Group, LLC and Timothy Bresnahan, dated October 1, 2010. (c)

10.18	Form of Employee Agreement Amendment, dated November 12, 2010. (c)

10.19	Employment Agreement by and among United Maritime Group, LLC and John Binion, dated March 19, 2010.

10.20	Profit Unit Agreement by and among United Maritime Group, LLC and John Binion, dated March 19, 2010.

10.21	Joinder Agreement by and among United Maritime Group, LLC and John Binion, dated March 19, 2010.

10.22	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Neil McManus, dated December 9, 2010. (d)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of United Maritime Group, LLC.(a)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to United Maritime Group, LLC’s and United Maritime Group Finance Corp.’s From S-4 filed with the SEC on March 31, 2010 – (File No. 333-165796).
(b)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on August 16, 2010 – (File No. 333-165796).
(c)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on November 12, 2010 – (File No. 333-165796).
(d)	Incorporated by reference to United Maritime Group, LLC’s Form 8-K filed with the SEC on December 9, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, United Maritime Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MARITIME GROUP, LLC

By:	/S/ STEVEN GREEN
Steven Green
Chief Executive Officer (duly authorized signatory and principal executive officer of the Company)

UNITED MARITIME GROUP, LLC

By:	/S/ JASON GRANT
Jason Grant
Chief Financial Officer (duly authorized signatory, principal financial officer and principal accounting officer of the Company)

Date: March 30, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Maritime Group, LLC in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN GREEN Steven Green	Chief Executive Officer, United Maritime Group, LLC	March 30, 2011

/S/ JASON GRANT Jason Grant	Chief Financial Officer, United Maritime Group, LLC	March 30, 2011

/S/ STEVEN GREEN Steven Green	Director, GS Maritime Holding LLC	March 30, 2011

/S/ BRIAN BEEM Brian Beem	Director, GS Maritime Holding LLC	March 30 2011

/S/ JOHN BREAUX John Breaux	Director, GS Maritime Holding LLC	March 30, 2011

/S/ GARY DIELSI Gary DiElsi	Director, GS Maritime Holding LLC	March 30, 2011

/S/ KEVIN KILCULLEN Kevin Kilcullen	Director, GS Maritime Holding LLC	March 30, 2011

/S/ JAMES LUIKART James Luikart	Director, GS Maritime Holding LLC	March 30, 2011

/S/ GREGGORY MENDENHALL Greggory Mendenhall	Director, GS Maritime Holding LLC	March 30, 2011

/S/ JEFFREY SAFCHIK Jeffrey Safchik	Director, GS Maritime Holding LLC	March 30, 2011

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of United Maritime Group, LLC.