Form 10-K/A
period 2010-12-31
United Maritime Group, LLC
filed 2011-04-29
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10–K/A (this “Form 10–K/A”) to our Annual Report on Form 10–K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2011 (the “Original Filing), is being filed for the purpose of including the information required in Items 11 and 12 of Part III. In addition, Items 10 and 13 of Part III are being amended and restated in their entirety. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV is being amended and restated solely to include as exhibits currently dated certifications from the registrant’s principal executive officer and principal financial officer, as required by Rule 13a-14(a) under the Exchange Act. This Form 10–K/A is not intended to amend or otherwise update other information in the Original Filing. Accordingly, this Form 10–K/A should be read in conjunction with the Original Filing and with our filings made with the SEC subsequent to the filing of the Original Filing.

In this Form 10–K/A, unless the context otherwise requires, or unless specifically stated otherwise, the terms “we,” “our,” “us” and the “Company” refer to United Maritime Group, LLC (“UMG”), United Maritime Group Finance Corp. and all of their subsidiaries that are consolidated under GAAP, and the term “Holding Company” refers to GS Maritime Holding LLC. In addition, the term “named executive officers” refers to the executive officers of UMG set forth in the Summary Compensation Table below, and the terms “Board of Directors” and “Board” refer to the board of directors of the Holding Company.

Organizational Structure and Ownership

UMG is a wholly-owned subsidiary of GS Maritime Intermediate Holding LLC. GS Maritime Intermediate Holding LLC is a wholly-owned subsidiary of the Holding Company. Substantially all of the issued and outstanding equity interests of the Holding Company are owned by our Equity Sponsors and certain members of our Board of Directors and management.

Greenstreet Equity Partners LLC (“Greenstreet”) is an affiliate of Greenstreet Partners LP, a private investment company. Jefferies Capital Partners (“JCP”) is a middle-market private equity investment group with particular experience in the transportation and energy industries. AMCI Capital L.P. and affiliates (“AMCI”) is a joint venture between the owners of privately-held American Metals and Coal International, Inc., a global coal and resources firm, and affiliates of First Reserve Corporation, a leading investment firm specializing in the energy industry. AMCI is managed by a group of principals who specialize in investments in coal, coal-related infrastructure and raw material supply projects globally. We refer to Greenstreet, JCP and AMCI collectively as our “Equity Sponsors.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

The following table sets forth information about the directors of the Holding Company, and the executive officers of UMG. Ages shown below are as of March 1, 2011.

Name	Age	Position
Steven Green	65	Chairman of the Board of Directors, President, and Chief Executive Officer
John Binion	40	Chief Operating Officer, and Executive Vice President
Jason Grant	38	Chief Financial Officer, and Executive Vice President
Walter Bromfield	55	Senior Vice President, Finance
Clifford Johnson	53	Vice President, Sales and Marketing
Neil McManus	57	Vice President, United Ocean Services
Brian Beem	31	Director
John Breaux	67	Director
Gary DiElsi	53	Director
Kevin Kilcullen	34	Director
James Luikart	65	Director
Greggory Mendenhall	65	Director
Jeffrey Safchik	59	Director

Steven Green has served as the Chairman of the Board of Directors of the Holding Company since 2007. In October 2010 Mr. Green was additionally named President and Chief Executive Officer of the Company. He is a former U.S. ambassador to Singapore from 1997 to 2001 and has been managing partner of Greenstreet Partners, LP since founding the company in 1989, and is a founding partner of Greenstreet Real Estate Partners, a company engaged in the business of real estate investment. Mr. Green is the Chairman and CEO of k1 Ventures, Ltd., a publicly traded investment company listed on the Singapore Stock Exchange since 2001. From 1988 to 1996, he served as the Chairman and CEO of Samsonite Corporation, where he oversaw the recapitalization and subsequent turnaround of the company. Mr. Green is currently a Special Advisor to the Singapore Government, and is also a director of GIC Real Estate Pte Ltd. (Singapore), Knowledge Universe Learning Group, Long Haul Holding Corp., and Scripps Research Institute. In light of our ownership structure and Mr. Green’s position with Greenstreet Partners, LP and his extensive international business and leadership experience, we believe it is appropriate that Mr. Green serve as a director of the Holding Company. Mr. Green serves as one of Greenstreet’s director designees.

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

Walter Bromfield was named Senior Vice President, Finance in July 2010 and previously served as our Chief Financial Officer and Senior Vice President since joining the Company in 2008. In 2007, Mr. Bromfield served as Chief Financial Officer of Chembulk Tankers, LLC, a bulk chemical shipper. Previously, he was the Vice President, Chief Financial Officer and Corporate Secretary of marine transportation provider Maritrans Inc., where he was employed in various positions for 26 years.

Cliff Johnson has served as our Vice President, Sales and Marketing since the Company’s inception in 2007. He previously served as General Manager of Sales and Marketing of TECO Transport Corporation and was employed by our predecessor since 2001.

Neil McManus has served as Vice President of United Ocean Services, one of the Company’s operating business segments, since the Company’s inception in 2007. He previously served as General Manager of TECO Ocean Shipping Inc., a subsidiary of TECO Transport Corporation, and was employed by our predecessor since 2006. Previously Mr. McManus was President of Tampa Bay International Terminal, the operating arm of the Tampa Port Authority.

Brian Beem has served as a director of the Holding Company since 2007. Mr. Beem is a Director at AMCI Management (Cayman) Ltd., where he has worked since 2006. Prior to his employment at AMCI, he was an associate at First Reserve Corporation from 2004 until 2006. Mr. Beem holds a B.A. in Politics and Economics from Princeton University. Mr. Beem is a member of the Audit, Compensation and Executive Committees of the Board. In light of our ownership structure and Mr. Beem’s position with AMCI and his experience in finance and the global minerals industry, we believe it is appropriate that Mr. Beem serve as a director of the Holding Company. Mr. Beem serves as one of AMCI’s director designees.

John Breaux has served as a director of the Holding Company since 2007. He is a former United States Senator from Louisiana, serving from 1987 through 2005. Senator Breaux was previously a member of the United States House of Representatives from 1972 through 1987. He received a B.A. in Political Science from the University of Southwestern Louisiana and a J.D. from Louisiana State University. Since leaving public office in 2005, Senator Breaux, along with Senator Trent Lott, has co-founded the Breaux-Lott Leadership Group, a bipartisan lobbying firm in Washington D.C. that provides consulting services to the Company under a work agreement. Since 2005, Senator Breaux has also been serving on the boards of CSX Corporation and IMG Inc. Senator Breaux’s extensive legislative and leadership experience qualify him to serve as a director of the Holding Company. Mr. Breaux serves as one of Greenstreets director designees.

Gary DiElsi has served as a director of the Holding Company since 2007. He is Project Manager for First Reserve Corporation which he joined in 2007 following his tenure as Executive Vice President at Oxbow Industrial Services from 2003 to 2006. Mr. DiElsi has over 25 years of business leadership, operations and project management experience in a variety of energy-related companies including Chevron Corporation and Linde AG. In addition, he serves or has recently served on the boards of Bahamas Oil Refining Company International Limited, HNT Holdings Inc., GenPower Holdings GP Ltd., GenPower Carbon Solutions GP, Ltd. and Osage Biofuels Holdings LLC. Mr. DiElsi holds a B.S. and an M.S. in Mechanical Engineering, both from Rensselaer Polytechnic Institute. In light of our ownership structure and Mr. DiElsi’s position with FRC and his experience in energy-related management and operations, we believe it is appropriate that Mr. DiElsi serve as a director of the Holding Company. Mr. DiElsi serves as one of FRC’s director designees.

Kevin Kilcullen has served as a director of the Holding Company since 2007 and is a member of the Audit and Compensation Committees of the Board. For the past ten years, he has been employed by Jefferies Capital Partners where he is currently a Senior Vice President. Mr. Kilcullen holds a B.A. in economics from Harvard University and an M.B.A. from Columbia University. In light of our ownership structure and Mr. Kilcullen’s position with Jefferies Capital Partners and his experience in corporate finance and private equity, we believe it is appropriate that Mr. Kilcullen serve as a director of the Holding Company. Mr. Kilcullen serves as one of JCP’s director designees.

James Luikart has served as a director of the Holding Company since 2007 and is the chair of the Compensation Committee and a member of the Executive Committee of the Board. Since 1994, he has been employed by Jefferies Capital Partners as an Executive Vice President. Mr. Luikart serves on the boards of Sheridan Corporation, Edgen Murray LP, R&R Trucking, Inc., Patara Oil & Gas LLC, and New Century Transportation Inc. Mr. Luikart holds a B.A. in history from Yale University and an M.I.A. from Columbia University. In light of our ownership structure and Mr. Luikart’s position with Jefferies Capital Partners and his experience in corporate governance, we believe it is appropriate that Mr. Luikart serve as a director of the Holding Company. Mr. Luikart serves as one of JCP’s director designees.

Greggory Mendenhall has served as an independent director of the Holding Company since 2007. Since 2003, he has been a special counsel at Sheppard Mullin Richter & Hampton LLP. Mr. Mendenhall has been involved in the maritime industry for over 25 years and was previously Director and Vice President, Marine Operations at U.S. Lines, Inc., a large international shipping container company. Mr. Mendenhall currently serves as a director of Trailer Bridge, Inc. Mr. Mendenhall holds a B.A. from Brigham Young University and a J.D. from George Washington University Law School. Mr. Mendenhall’s experience with maritime issues, both in industry and as a legal advisor to transportation and logistics companies, qualifies him to serve as a director of the Holding Company.

Jeffrey Safchik has served as a director of the Holding Company since 2007, and currently serves as the chair of the Audit Committee and the Executive Committee of the Board. Mr. Safchik is the Managing Director Chief Financial Officer of Greenstreet Partners, LP and its predecessor where he has been employed since 1989 and is also a founder of Greenstreet Real Estate Partners, a company engaged in the business of real estate investment where he serves as Chairman of the Investment and Advisory Committees. Mr. Safchik is a director of k1 Ventures, Ltd., a publicly traded investment company listed on the Singapore Stock Exchange and also has served as the firm’s Chief Financial Officer and Chief Operating Officer since 2001. He also serves as a director of Knowledge Universe Learning Group, Canadian International School Pte Ltd., and Long Haul Holding Corp. and is the Chairman of Cardean Learning Group as well as a director and member of the Knowledge Schools, Inc., and KUE Management, Inc. Audit Committee and Knowledge Schools, Inc. Executive committee. Mr. Safchik holds a B.B.A. in Accounting from Pace University and an M.S. in Taxation from St. Johns’s University. In light of our ownership structure and Mr. Safchik’s position with Greenstreet Partners, LP and his extensive financial and corporate governance experience, we believe it is appropriate that Mr. Safchik serve as a director of the Holding Company. Mr. Safchik serves as one of Greenstreet’s director designees.

On March 4, 2011, the Company announced that Patrick Valentine resigned from the Board of Directors of the Holding Company, effective February 28, 2011. Mr. Valentine served as a director of the Holding Company since the Company’s inception in December 2007. Mr. Valentine indicated that his time and responsibility commitments as an executive for his current employer were the reasons for his resignation.

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

Audit Committee Financial Expert

Jeffrey Safchik serves on and is the chair of the Audit Committee of the Board of Directors. Our Board of Directors has determined that Mr. Safchik, a non-independent director, is an “audit committee financial expert” as defined in SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview and Objectives

The goal of our compensation program for our named executive officers is to motivate and reward leaders who maximize returns to equity holders of the Holding Company (our “equity holders”) on a liquidity event. To this end, our compensation decisions in 2010 were primarily aimed at recruiting, retaining, motivating and rewarding individuals who could help us meet and exceed our financial and operational objectives.

Determination of Compensation

The Compensation Committee of the Board of Directors (the “Committee”) was principally responsible for establishing and making decisions with respect to our compensation and benefit plans in 2010, including all compensation decisions relating to our named executive officers. Our named executive officers generally make recommendations to the Committee when they believe that changes are needed to our compensation program relating to our named executive officers, but the Committee has the ultimate decision-making authority with respect to the compensation program. The following individuals were our named executive officers in 2010: (i) Steven Green, our President and Chief Executive Officer, (ii) John Binion, our Chief Operating Officer and Executive Vice President, (iii) Jason Grant, our Chief Financial Officer and Executive Vice President, (iv) Walter Bromfield, our former Chief Financial Officer and currently our Senior Vice President, Finance, (v) Cliff Johnson, our Vice President, Sales and Marketing, (vi) Neil McManus, our Vice President of our United Ocean Services business segment, (vii) Sal Litrico, who served as our President and Chief Executive Officer until his employment ceased in October 2010, and (viii) Timothy Bresnahan, who served as our Senior Vice President, Business Development until his employment ceased in October 2010.

In determining the levels and mix of compensation, the Committee has not generally relied on formulaic guidelines but rather sought to maintain a flexible compensation program that allowed it to adapt components and levels of compensation in order to motivate and reward individual executives within the context of our overall desire to maximize our equity value. Subjective factors considered in compensation determinations include an executive’s skills and potential and capabilities, contributions as a member of the executive management team, contributions to our overall performance and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determinations, the Committee has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors. As mentioned above, the ultimate goal of our compensation program is to maximize the value received by our equity holders in connection with a liquidity event, and our compensation program is intended to provide our named executive officers with incentives to achieve that goal. As such, while we provide our named executive officers with both fixed and variable compensation, we place a relatively heavy emphasis on long-term performance-based compensation (in the form of profit units) that is payable upon the occurrence of a liquidity event in which our Equity Sponsors achieve a return on their investment in excess of certain pre-established thresholds (as described in more detail below).

The Committee considered the economy and its impact on our business as the most important factor impacting compensation decisions during 2010. The second most important factor considered by the Committee was our goal of re-configuring our senior management team by bringing in additional operations, commercial and capital-structure expertise to complement the existing leadership team’s skill sets. The Committee, together with our named executive officers, elected to maintain a general salary freeze across the organization for 2010. In the summer of 2010, the Committee, on the recommendation of the senior management team, approved a restoration of contributions by the Company to its 401(k) plan, matching 50% of any employee contribution up to 6% of that employee’s pay. In making its compensation decisions, the Committee considered their impact on employee morale and potential loss of key employees, as well as the need to maintain a lower cost structure. The Committee believes that its compensation decisions in 2010 appropriately balanced these factors.

Components of Compensation for 2010

The compensation provided to our named executive officers in 2010 consisted of the same elements generally available to our non-executive employees, including base salary, bonus, and retirement and other post-employment benefits, each of which is described in more detail below. Additionally, our named executive officers participated in a long-term incentive program, also described in more detail below.

Base Salary

The base salary payable to each named executive officer in 2010 was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. In determining base salaries for 2010 for named executive officers, the Committee generally considered, among other factors, competitive market practice (based on the individual Committee members’ knowledge of the industry), individual performance for the prior year, the mix of fixed compensation to overall compensation, and any minimum guarantees afforded to the named executive officer pursuant to any agreement. Except for Mr. Litrico, whose base salary was increased to $375,000 from $350,000, none of the named executive officers received salary increases during 2010, as there was a general consensus among members of the Committee and our named executive officers that the economic climate during the 2010 fiscal year would necessitate continued cost control measures within the Company. Other than individual performance for the prior year, the Committee used similar criteria in its hiring deliberations to establish base salaries for Messrs. Binion and Grant, who joined the Company in 2010. The Committee determined that an increase to Mr. Litrico’s base salary was appropriate to maintain relative parity in conjunction with the hiring of Messrs. Binion and Grant.

Bonus

In order to address retention concerns created by turnover of senior management in 2010, and in light of no bonuses being paid to our named executive officers since the Company’s inception in 2007, the Committee elected to make one-time discretionary retention bonus payments to our continuing named executive officers. Those officers were required to be employed on both December 31, 2010 and on the date of the bonus payout, which was March 11, 2011. The amounts were determined by the Committee. The Committee has not yet formalized a plan for incentive plan or other bonuses for 2011.

Long-Term Incentive Plan

Historically we have granted profit units to certain of our employees, including our named executive officers, which represent the right to receive a share of our future profits. Profit units are non-voting equity interests in the Holding Company. The granting of profit units fits into our overall compensation program because they encourage our named executive officers to achieve long-term growth and value for the Company. Generally, profit units have been granted in conjunction with the hiring of an executive and vest partially based on time and partially based on performance. Structuring the vesting in this manner provides a direct incentive to our named executive officers to achieve the highest value possible for our Equity Sponsors in connection with a liquidity event, as well as allowing us to retain our named executive officers without paying excessive amounts of fixed compensation. See Note 2 of the Beneficial Ownership Table below for a more detailed description of the profit units.

In 2010, we granted profit units to our newly hired named executive officers (Messrs. Binion and Grant) in conjunction with their joining the Company. Mr. Binion was granted one tranche of 1,838 profit units in March 2010 and a second tranche of 200 profit units in November 2010. One half of Mr. Binion’s profit units are time-based and vest in five equal annual installments on the first five anniversaries of the date of grant, and will become fully vested upon a termination without “cause” or for “good reason” (as each is defined in his employment agreement), or upon a “change in control” (as defined in his profit unit grant agreement) of the Holding Company. The other half of his profit units will only vest upon a change in control of the Holding Company (subject to his continued employment with UMG through such date), and only to the extent that a certain internal rate of return is achieved. Mr. Grant was granted 2,250 profit units in October 2010. One half of Mr. Grant’s profit units are time-based and vest in four equal annual installments on the first four anniversaries of the date of grant, and will become fully vested upon a termination without “cause” or for “good reason” (as each is defined in his employment agreement), or upon a “change in control” (as defined in his profit unit grant agreement) of the Holding Company. The other half of his profit units will only vest upon a change in control of the Holding Company (subject to his continued employment with UMG through such date), and only to the extent that a certain internal rate of return is achieved.

In 2010, the Committee modified the target internal rates of return for all outstanding performance-based profit units held by named executive officers to make the target rates equal to the target rates established in conjunction with the hiring of Mr. Grant. The following table illustrates the new and previous percentage of performance-based profit units that will vest in connection with a change in control depending on the internal rate of return achieved by our Equity Sponsors in connection with such change in control:

New Target IRR(1) Levels	Previous Target IRR(1) Levels	Percentage of Performance-Based Profit Units to Vest
<5%	<15%	0%
=>5% to 8.33%	>15% to 20%	25%
>8.33% to 11.66%	>20% to 25%	50%
>11.66% to 15%	>25% to 30%	75%
>15%	>30%	100%

(1)

The profit unit agreements define the internal rates of return (“IRR”) to mean an annually compounded internal rate of return to the Equity Sponsors based on the applicable sale price in the change in control transaction that requires such computation and taking into account all capital contributions made by our Equity Sponsors as of the date they were made, dividends, distributions, and other proceeds received by our Equity Sponsors from the Holding Company, but excluding (i) any distributions for the repayment of fees and expenses incurred by the Equity Sponsors relating to their involvement in the Holding Company and (ii) any amounts paid to the Equity Sponsors pursuant to existing financial services agreements, and taking into account the number of profit units outstanding under the Holding Company’s limited liability agreement that are vested or will vest as a result of such change in control.

Retirement Benefits

The United Maritime Group tax-qualified employee savings and retirement plan (the “401(k) Plan”) covers full-time employees, including our named executive officers. Under the 401(k) Plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have such amounts contributed to the 401(k) Plan. The Committee believes that the 401(k) Plan provides an important and highly valued means for employees to save for retirement. In the summer of 2010, the Company reinstituted a match of 50% of up to 6% of the named executive officers’ contributed base salary. Any of our named executive officers who participated in the 401(k) Plan did so on the same basis as our other employees in 2010, except that the rules governing qualified plans with regard to highly compensated employees may limit our named executive officers from achieving the maximum amount of contributions under the 401(k) Plan.

Employment and Severance Agreements

The Company has an employment agreement with each of Messrs. Binion, Grant, Bromfield and Johnson that sets forth the executive’s title, base salary, target annual incentive bonus, and other compensation elements, and imposes post-termination confidentiality, non-compete, and non-solicitation obligations that apply following the termination of an executive’s employment for any reason. Additionally, each employment agreement provides for severance upon a termination by us without “cause” (including our election not to renew the term of the agreement) or by the named executive officer for “good reason,” as each is defined in the agreements.

The Company has a non-interference and severance agreement with Mr. McManus that sets forth the executive’s title, base salary, and other compensation elements, and imposes post-termination confidentiality, non-compete, and non-solicitation obligations that apply following the termination of his employment for any reason. Additionally, the agreement provides for severance upon a termination by us without “cause” or by Mr. McManus for “good reason,” as each is defined in the agreement.

Mr. Green has been the Chairman of the Board of Directors of the Holding Company since its inception, and, in October 2010, was additionally named President and Chief Executive Officer of UMG. Mr. Green is a managing partner of Greenstreet Partners, LP, which is an affiliate of one of our Equity Sponsors. Mr. Green does not draw a salary or other direct compensation from the Company and, as a result, we do not have an agreement with Mr. Green relating to his employment.

On October 29, 2010, the Company entered into a separation agreement and general release with Mr. Bresnahan that supersedes his employment agreement and provides for (i) continued payment of his base salary of $215,000 per year plus medical coverage for a period of two years following termination, provided that he does not violate the non-competition or confidentiality terms of his employment agreement, (ii) payment of any earned but unpaid annual incentive bonus for the year prior to termination, and (iii) annual incentive bonus for the year in which termination occurred, provided the applicable performance targets are achieved.

On November 5, 2010, the Company entered into a separation agreement and general release with Mr. Litrico that supersedes his employment agreement and provides for (i) continued payment of his base salary of $375,000 per year plus medical coverage for a period of two years following termination, provided that he does not violate the non-competition or confidentiality terms of his employment agreement, (ii) payment of any earned but unpaid annual incentive bonus for the year prior to termination, and (iii) annual incentive bonus for the year in which termination occurred, provided the applicable performance targets are achieved.

The Committee believes that these agreements with our named executive officers are valuable tools to both enhance our efforts to retain and motivate these executives and to protect our competitive and confidential information during and following the executives’ employment. The estimates of the value of the benefits potentially payable under these agreements upon a termination of employment are set forth below under the caption “Potential Payments Upon Termination or Change in Control.” In addition, a summary of the terms of these agreements is set forth below under the caption “Employment and Severance Agreements.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A

Submitted by the Members of the Compensation Committee

James Luikart (Chair)

Brian Beem

Kevin Kilcullen

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2010, Messrs. Luikart, Beem and Kilcullen, none of whom is an officer or employee of the Company, were members of the Compensation Committee of our Board of Directors. None of the Compensation Committee members serve as members of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

As described in more detail under “Item 13—Certain Relationships and Related Party Transactions, and Director Independence,” each member of the Compensation Committee is a principal of certain of our Equity Sponsors. We entered into a financial consulting and management services agreement with our Equity Sponsors. Pursuant to this agreement, we are required to pay the Equity Sponsors a quarterly fee of $375,000. At the time of the acquisition of TECO Transport Corporation from TECO Energy, Inc., we paid a one-time $4 million fee to Greenstreet Equity Partners LLC. In addition, we reimburse up to $25,000 of each of the Equity Sponsors’ annual expenses.

Also as described in more detail under “Item 13—Certain Relationships and Related Party Transactions, and Director Independence,” Ion Carbon & Minerals, LLC (“Ion Carbon”) is an affiliated company of AMCIC Maritime AIV, LLC, an affiliate of AMCI, one of our Equity Sponsors. One of the members of our Compensation Committee, Brian Beem, is a Director of AMCI Management (Cayman) Ltd., an affiliate of AMCI. We have a contract with Ion Carbon providing for marine transportation and storage of coal and petcoke. Through one of our three business segments, United Barge Terminal, we are party to a one-year agreement with Ion Carbon to unload and to provide up to 400,000 net tons of storage space for coal and petcoke in two storage areas at the terminal. In the opinion of management, the contract was negotiated at arms’ length and is provided at fair and reasonable prices.

EXECUTIVE COMPENSATION

The following table shows compensation for fiscal years 2009 and 2010 for our named executive officers.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards		All Other Compensation ($)(3)		Total ($)

Steven Green(4) Chairman of the Board President and Chief Executive Officer	2010	—	—	—		—		—

John Binion(5) Chief Operating Officer and Executive Vice President	2010	206,250	—	963,269	(6)	—		1,169,519

Jason Grant(7) Chief Financial Officer and Executive Vice President	2010	148,077	—	3,329,000	(8)	78,085	(9)	3,555,162

Walter Bromfield(10) Senior Vice President, Finance Former Chief Financial Officer	2010	275,100	—	219,655	(15)	3,829		498,584
	2009	285,577	—	—		5,730		291,307

Cliff Johnson Vice President, Sales and Marketing	2010	196,000	—	99,520	(15)	2,949		298,469
	2009	203,538	—	—		4,082		207,620

Neil McManus Vice President, United Ocean Services	2010	190,100	—	83,030	(15)	2,868		275,998
	2009	197,308	—	—		3,966		201,274

Sal Litrico(11) Former President and Chief Executive Officer	2010	277,404	—	—		113,944	(12)	391,348
	2009	363,462	—	—		7,292		370,754

Timothy Bresnahan (13) Former Senior Vice President, Business Development
	2010	177,788	—	—		51,612	(14)	229,400
	2009	223,269	—	—		4,491		227,760

(1)	The individuals listed below are current or former executive officers of UMG. Mr. Green is also the Chairman of the Board of Directors of the Holding Company, which is UMG’s indirect parent company.
(2)	This column does not include the following retention bonuses, which were conditioned on the named executive officer remaining employed by the UMG on December 31, 2010 and on the date of the bonus payout (March 11, 2011), and therefore these bonus amounts will be reportable in the Summary Compensation Table for 2011 (the year in which the performance condition was satisfied): Mr. Binion $104,349; Mr. Grant: $75,274; Mr. Bromfield: $82,500; Mr. Johnson: $78,400; Mr. McManus: $57,000. Mr Grant’s employment agreement provides for a minimum bonus of $175,000 per year, on a pro-rated basis, for each of the first two years of his employment.
(3)	Except as otherwise noted, the amounts in this column represent matching contributions made to the 401(k) Plan in 2009 and 2010.
(4)	Mr. Green has been the Chairman of the Board of the Directors of the Holding Company since the Company’s inception in 2007. On October 4, 2010, he became our President and Chief Executive Officer. Mr. Green is not paid any salary or other compensation from the Company for services rendered in those capacities.
(5)	Mr. Binion became our Chief Operating Officer and Executive Vice President on March 29, 2010.
(6)	This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for an award of 1,838 profit units to Mr. Binion in March 2010 and an award of 200 profit units to Mr. Binion in November 2010. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4 of the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.
(7)	Mr. Grant became our Chief Financial Officer and Executive Vice President on July 26, 2010.
(8)	This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for an award of a phantom interest representing a notional right in 1,300 class A units of the Holding Company in connection with Mr. Grant’s signing of his employment agreement in July 2010 and the award of 2,250 profit units to Mr. Grant in October 2010. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4 of the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, filed with the SEC on March 30, 2011. The value of the phantom interest in the class A units was determined in accordance with FASB ASC Topic 718 treatment of restricted stock awards, based on amounts paid for class A units in 2010.
(9)	This amount represents $78,085 of expenses related to Mr. Grant’s relocation to Tampa, Florida in 2010, including a gross-up for the income taxes related to that compensation.
(10)	Mr. Bromfield transitioned from his position as our Chief Financial Officer to serve as our Senior Vice President, Finance on July 26, 2010.
(11)	Mr. Litrico ceased to be employed by the Company on October 4, 2010.

(12)	This amount represents $113,944 accrued and/or paid in 2010 under Mr. Litrico’s separation agreement and general release.
(13)	Mr. Bresnahan ceased to be employed by the Company on October 22, 2010.
(14)	This amount represents $49,616 accrued and/or paid in 2010 under Mr. Bresnahan’s separation agreement and general release and $1,996 of matching contributions made in 2010 to the 401(k) Plan.
(15)	These amounts represent the incremental fair value of the modified performance-based profit units as a result of establishing, in 2010, new IRR targets, in accordance with FASB ASC Topic 718 relating to a material change in terms of a previously issued equity grant. See “Compensation Discussion and Analysis – Long Term Incentive Plan.”

2010 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards; Number of Shares of Stock or Units		Grant Date Fair Value of Stock And Option Awards

Steven Green	—	—		—
John Binion	3/19/10	1,838		868,639	(2)
	11/5/10	200		94,630	(2)
Jason Grant	7/26/10	1,300	(1)	2,249,00	(1)
	10/20/10	2,250		1,064,250	(2)
Walter Bromfield	—	—		—
Cliff Johnson	—	—		—
Neil McManus	—	—		—
Sal Litrico	—	—		—
Timothy Bresnahan	—	—		—

(1)	This phantom interest represents a notional right in 1,300 class A units of the Holding Company. The phantom interest is unvested and will vest only upon a change in control of the Holding Company or initial public offering of the Holding Company’s common equity, subject to Mr. Grant’s continued employment with the Company through such date. The market value of the phantom interest assumes a price of $1,730 per unit and is based on the cash price paid for class A units in 2010.
(2)	The market value of the profit units assumes a price of $499 per unit for five-year time-based units for Mr. Binion, $513 per unit for four-year time-based units for Mr. Grant and $447 per unit for performance-based units, which represents the fair market value of each type of unit as of December 31, 2010. These fair market values were determined in reliance on a valuation performed in 2010, which was the last valuation performed by the Company. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4 of the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.

Employment and Severance Agreements

As described above, the Company is party to an employment agreement with each of Messrs. Binion, Grant, Bromfield and Johnson, each of which has a five-year term. Each employment agreement provides for a minimum base salary and target bonus for the executive. In addition, each agreement contains customary confidentiality and invention assignment provisions, as well as non-competition and non-solicitation covenants which apply during the term of employment and for two years thereafter. In the event of a termination without cause or for good reason, or in the event that the term of the agreements expires, each agreement provides that the executive will be entitled to (i) continuation of base salary and medical coverage for a period of two years following termination provided that he does not violate the non-competition or confidentiality terms of his employment agreement, (ii) any earned but unpaid annual incentive bonus for the year prior to termination, and (iii) provided the applicable performance targets have been achieved, annual incentive bonus for the year in which termination occurs.

Mr. Grant’s employment agreement also (i) provides for a minimum bonus of $175,000 per year, on a pro-rated basis, for each of the first two years of his employment and (ii) awarded Mr. Grant a phantom interest representing a notional right in 1,300 class A units of the Holding Company. The phantom interest is unvested and will vest only upon the consummation of a change in control of the Holding Company or initial public offering of the Holding Company’s common equity. Upon such change in control or initial public offering, the phantom interest will settle in cash or class A units, as determined by the Holding Company’s Board of Directors, except that settlement of the phantom interest is limited by applicable legal restrictions on ownership in the Holding Company by non-US citizens.

The Company is currently party to a non-interference and severance agreement with Mr. McManus that has an indeterminate term. The agreement provides for a minimum base salary and contains customary confidentiality and invention assignment provisions, as well as non-competition and non-solicitation covenants which apply during the term of employment and for two years thereafter. In the event of a termination without cause or for good reason, the agreement provides that Mr. McManus will be entitled to (i) continuation of base salary and medical coverage for a period of one year (but at least through December 4, 2012) following termination provided that he does not violate the non-competition or confidentiality terms of the agreement, (ii) any earned but unpaid annual bonus for the year prior to termination, and (iii) provided the applicable performance targets have been achieved, annual bonus for the year in which termination occurs.

Also as described above, on October 29, 2010 and November 5, 2010, the Company entered into separation agreements and general releases with each of Mr. Bresnahan and Mr. Litrico that supersede each of their respective employment agreements. The terms of the separation and release agreements are summarized above under the heading “Compensation Discussion and Analysis – Employment and Severance Agreements.”

2010 OUTSTANDING EQUITY AWARDS AT YEAR END

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)(5)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(3)

Steven Green	—	—	—		—
John Binion	1,019	507,470	1,019	(4)	455,799
Jason Grant	1,125	577,125	1,125	(4)	503,213
			1,300	(2)	2,249,000
Walter Bromfield	454	226,546	759	(4)	339,501
Cliff Johnson	216	107,784	536	(4)	239,753
Neil McManus	180	89,820	447	(4)	199,943
Sal Litrico	—	—	—		—
Timothy Bresnahan	—	—	—		—

(1)	For Messrs. Binion, Bromfield, Johnson and McManus, these profit units vest in five equal annual installments on the first five anniversaries of the date of grant, and will become fully vested upon a termination without “cause” or for “good reason” (as each is defined in the named executive officer’s employment agreement), or upon a “change in control” of the Company (as defined in the named executive officer’s profit unit grant agreement). For Mr. Grant, these profit units vest in four equal annual installments on the first four anniversaries of the date of grant, and will become fully vested upon a termination without “cause” or for “good reason” (as each is defined in his employment agreement), or upon a “change in control” of the Company (as defined in his profit unit grant agreement).

(2)	This phantom interest represents a notional right in 1,300 class A units of the Holding Company. The phantom interest is unvested and will vest only upon a change in control of the Holding Company or initial public offering of the Holding Company’s common equity, subject to Mr. Grant’s continued employment with the Company through such date. The market value of the phantom interest assumes a price of $1,730 per unit and is based on the cash price paid for class A units in 2010.
(3)	The market value of the profit units assumes a price of $499 per unit (for five-year time-based units), $513 per unit for four-year time-based units) and $447 per unit (for performance-based units), which represents the fair market value of each type of unit as of December 31, 2010. These fair market values were determined in reliance on a valuation performed in 2010, which was the last valuation performed by the Company. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4 of the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.
(4)	These profit units will only vest upon a change in control of the Company (subject to the named executive officer’s continued employment with the Company through such date), and only to the extent that a certain internal rate of return is achieved by our Equity Sponsors in connection with such change in control. The following table illustrates the percentage of performance-based profit units that will vest in connection with a change in control depending on the internal rate of return achieved by our Equity Sponsors in connection with such change in control:

IRR Achieved	Percentage of Performance-Based Profit Units to Vest
<5%	0%
≥5% to 8.33%	25%
>8.33% to 11.66%	50%
>11.66% to 15%	75%
>15%	100%

(5)	The vesting dates of the time-vesting profit units for the named executives are as follows:

	Vesting Dates	12/4/2007	8/14/2008	Award Dates 3/19/2010	10/20/2010	11/5/2010
Steven Green	None
John Binion	3/19/2011			184
	3/19/2012			184
	3/19/2013			184
	3/19/2014			184
	3/19/2015			184

	11/5/2011					20

	11/5/2012					20

	11/5/2013					20

	11/5/2014					20

	11/5/2015					20
Jason Grant	10/20/2011				281
	10/20/2012				281
	10/20/2013				281
	10/20/2014				281
Walter Bromfield	8/14/2011		152
	8/14/2012		152
	8/14/2013		152
Cliff Johnson	12/4/2011	105
	12/4/2012	105
	8/14/2011		2
	8/14/2012		2
	8/14/2013		2
Neil McManus	12/4/2011	88
	12/4/2012	88
	8/14/2011		1
	8/14/2012		1
	8/14/2013		1
Sal Litrico	None
Timothy Bresnahan	None

2010 STOCK VESTED TABLE

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)(2)

Steven Green	—	—
John Binion	—	—
Jason Grant	—	—
Walter Bromfield	152	75,848
Cliff Johnson	107	53,393
Neil McManus	89	44,411
Sal Litrico	753	375,747
Timothy Bresnahan	403	201,097

(1)	The amounts in this column represent the number of profit units that vested in 2010 that were subject ot time-based vesting.
(2)	The value realized on vesting assumes a price of $499 per profit unit which represents the fair market value of a time-based profit unit as of the applicable vesting date. The fair market value was determined in reliance on a valuation performed in 2010, which was the last valuation performed by the Company. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4 of the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.

Potential Payments Upon Termination or Change in Control

Other than Mr. Green, each of our named executive officers has entered into an employment agreement or a non-interference and severance agreement with the Company, the material terms of which have been summarized above under the heading “Employment and Severance Agreements.” Upon certain events, our named executive officers are entitled to payments of compensation and certain benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or without good reason (“voluntary termination”), (ii) termination other than for cause or with good reason, or, except for Mr. McManus, upon the expiration of the agreement (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, or (iv) a change in control. Except as otherwise noted below, the amounts shown assume that the applicable triggering event occurred on December 31, 2010, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Reason for Termination	Cash Severance	Annual Bonus	Value of Accelerated Profit Units(1)	Continued Welfare Benefits	Total

John Binion	Voluntary	$0	$0	$0	$0	$0
	Involuntary	550,000	0	508,481	9,136	1,067,617
	Death or Disability	0	0	0	0	0
	Change in Control	0	0	963,974	0	963,974
Jason Grant	Voluntary	0	0	0	0	0
	Involuntary	700,000	0	577,125	26,610	1,303,735
	Death or Disability	0	0	0	0	0
	Change in Control	0	0	1,080,000	0	1,080,000
Walter Bromfield	Voluntary	0	0	0	0	0
	Involuntary	550,000	0	226,546	26,610	803,156
	Death or Disability	0	0	0	0	0
	Change in Control	0	0	565,819	0	565,819
Cliff Johnson	Voluntary	0	0	0	0	0
	Involuntary	392,000	0	107,784	26,610	526,394
	Death or Disability	0	0	0	0	0
	Change in Control	0	0	347,376	0	347,376
Neil McManus	Voluntary	0	0	0	0	0
	Involuntary	380,000	0	89,321	26,610	526,394
	Death or Disability	0	0	0	0	0
	Change in Control	0	0	289,130	0	289,130
Sal Litrico (2)	Voluntary	0	0	0	0	0
	Involuntary	750,000	0	0	26,610	776,610
	Death or Disability	0	0	0	0	0
	Change in Control	0	0	0	0	0
Timothy Bresnahan (3)	Voluntary	0	0	0	0	0
	Involuntary	430,000	0	0	26,610	456,610
	Death or Disability	0	0	0	0	0
	Change in Control	0	0	0	0	0

(1)	Calculated using the fair market value of the profit units (both time-based and performance-based) as of December 31, 2010.
(2)	In conjunction with Mr. Litrico’s separation agreement and general release dated November 5, 2010, payments have begun and will continue through October 4, 2012, provided he continues to abide by the terms of the separation agreement.
(3)	In conjunction with Mr. Bresnahan’s separation agreement and general release dated October 29, 2010, payments have begun and will continue through October 22, 2012, provided he continues to abide by the terms of the separation agreement.

Director Compensation

We did not pay our directors any compensation for serving on the Board during 2010 or 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

UMG is a wholly-owned subsidiary of GS Maritime Intermediate Holding LLC. GS Maritime Intermediate Holding LLC is a wholly-owned subsidiary of the Holding Company. Substantially all of the issued and outstanding equity interests of the Holding Company are owned by our Equity Sponsors and certain members of our Board of Directors and management. The Holding Company’s outstanding equity interests are comprised of two classes of units that are designated as class A units and profit units. The Equity Sponsors own, in the aggregate, approximately 99% of the class A units of the Holding Company, with substantially all of the remaining class A units owned by members of management. Substantially all of the profit units of the Holding Company are owned by members of management. After the equity contributions made by the holders of class A units have been repaid in full and certain time and performance hurdles have been met, remaining distributions are allocated according to a profit sharing waterfall. See Note (2) to the table below for more detail.

As of April 25, 2011, the authorized equity capitalization of the Holding Company consisted of class A units and profit units. Profit units are non-voting equity interests in the Holding Company. The following table sets forth information with respect to the beneficial ownership of the class A units and profit units as of April 25, 2011 based upon currently available information by: (i) each person who is known by us to beneficially own 5% or more of the outstanding class A units or profit units of the Holding Company; (ii) each of the directors of the Holding Company; (iii) each of the executive officers of UMG; and (iv) all of the directors of the Holding Company and the executive officers of UMG as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC.*

Name and Address of Beneficial Owner(1)	Class A Units(2)	Profit Units(2)(3)	Aggregate Percentage of Residual Equity Participation Rights(2)(3)

Greenstreet Equity Partners, L.L.C.(4)	33,006	—	29.8%
c/o Greenstreet Equity Partners
2601 South Bayshore Drive, Suite 900
Coconut Grove, FL 33133

JCP United Maritime Holding LLC(5)	33,006	—	29.8%
c/o Jefferies Capital Partners
520 Madison Avenue
New York, NY 10022

AMCIC Maritime AIV, LLC(6)	23,676	—	21.4%
c/o AMCI Capital
475 Steamboat Road
Greenwich, CT 06830

First Reserve Fund XI, L.P.(7)	9,330	—	8.4%
c/o First Reserve Corporation
One Lafayette Place
Greenwich, CT 06830

Name and Address of Beneficial Owner(1)	Class A Units(2)	Profit Units(2)(3)	Aggregate Percentage of Residual Equity Participation Rights(2)(3)

Directors
Steven Green(8)	—	—	—
Jeffrey Safchik(8)	—	—	—
John Breaux	—	—	—
Gary DiElsi(9)	—	—	—
Brian Beem(10)	—	—	—
Kevin Kilcullen(11)	—	—	—
James Luikart(11)	—	—	—
Greggory Mendenhall(12)	—	549	0.5%
Executive Officers(13)
John Binion	289	2,038	1.8%
Jason Grant (14)	173	2,250	2.0%
Walter Bromfield	231	1,517	1.4%
Cliff Johnson	116	1,071	1.0%
Neil McManus	58	892	0.8%
Sal Litrico	289	1,249	1.1%
Timothy Bresnahan	172	669	0.6%
All directors and executive officers as a group(13)	1,328	10,235	9.2%

*	Pursuant to the operating agreement of the Holding Company (the “Operating Agreement”), the members of the Holding Company have, among other things, agreed to take all action within their respective power, including the voting of all units owned thereby, to cause the Board of Directors of the Holding Company to be comprised of: (a) three directors designated by Greenstreet Equity Partners, L.L.C. for so long as it owns at least 24,754 class A units, (b) three directors designated by JCP United Maritime Holdings LLC for so long as it owns at least 24,754 class A units, (c) two directors designated by First Reserve Corporation for so long as it owns at least 6,997 class A units, (d) one director designated by an affiliate of AMCIC Maritime AIV, LLC for so long as it owns at least 17,757 class A units, (e) the Chief Executive Officer, if he is not already serving on the Board of Directors, and (f) one independent director selected by the other members of the Board of Directors. If any of holder of class A units named above loses the right to designate one or more directors, the remaining directors may either reduce the size of the Board of Directors, or the vacancy may be filled by a vote of the majority of the holders of the outstanding class A units.
(1)	Unless otherwise indicated, the address of each listed person is c/o United Maritime Group, LLC, 601 South Harbour Island Boulevard, Tampa, Florida 33602.
(2)	Pursuant to the Operating Agreement, distributions that are made in respect of the equity interests of the Holding Company are generally made in the following order of priority: (i) first, distributions are made on a pro rata basis to the holders of class A units (based on the aggregate capital contributions made by each such holder) until such holders have received aggregate distributions in respect of such class A units equal to the aggregate capital contributions made by such holders in respect of such class A units; (ii) second, remaining distributions are made on a pro rata basis to the holders of class A units and profit units that have positive “book-up amounts” within the meaning of the Operating Agreement (based on the aggregate “book-up amounts” of each such holder); and (iii) third, remaining distributions are made on a pro rata basis to the holders of class A units and profits units (based on the number of class A units and profit units held by each such holder). Holders of profit units are generally only entitled to receive distributions in respect of vested profit units. Any amounts which otherwise would have been paid to a holder of unvested profit units are required to be set aside and subsequently paid to such holder if and when such profit units vest, subject to the terms set forth in the Operating Agreement. The column entitled “Aggregate Percentage of Residual Equity Participation Rights” represents the relative percentage ownership of the specified holder in respect of distributions made pro rata to the holders of class A units and profit units as described in clause (iii) immediately above, and includes in the case of profit units both vested and unvested units held by the specified holder. In addition to the outstanding class A units and profit units, the Company has a contractual arrangement with Jason Grant pursuant to which he was awarded a phantom interest representing a notional right in 1,300 class A units. The phantom interest is unvested and will vest only upon the consummation of a change in control or initial public offering of the Holding Company’s common equity. Upon such change in control or initial public offering, the phantom interest will settle in cash or class A units, as determined by the Holding Company’s Board of Directors, except that settlement of the phantom interest is limited by applicable legal restrictions on ownership in the Holding Company by non-US citizens.

(3)	Represents total number of profit units held by the applicable holder, whether vested or unvested, as of April 25, 2011. Generally, one-half of the profit units are subject to time based vesting over a period of four or five years commencing from the date of grant, and one-half of the profit units are subject to performance based vesting measured upon the occurrence of a change of control of the Holding Company.
(4)	Greenstreet Management Partners, LLC is the Managing Member of Greenstreet Equity Partners, L.L.C. Greenstreet Management Inc. owns 100% of Greenstreet Management Partners, LLC. Steven Green is the sole owner of Greenstreet Management Inc. Jeffrey Safchik is the President of Greenstreet Management Inc. Through their respective ownership or position with Greenstreet Management Inc., Messrs. Green and Safchik may be deemed to have the authority to control investment decisions of Greenstreet Equity Partners, L.L.C. Messrs. Green and Safchik each disclaims beneficial ownership of the class A units owned by Greenstreet Equity Partners, L.L.C.
(5)	Jefferies Capital Partners IV LLC (“JCP IV”), is the Manager of Jefferies Capital Partners IV L.P., Jefferies Employee Partners LLC and JCP Partners IV LLC (collectively known as “Fund IV”). Fund IV owns 100% of JCP United Maritime Holding LLC. Through James L. Luikart’s position as a Managing Member of JCP IV, he has the authority to control all investment decisions of Fund IV. Mr. Luikart shares his investment authority with Brian P. Friedman, the other Managing Member of JCP IV. Each of Mr. Luikart and Mr. Friedman disclaims beneficial ownership of the class A units owned by JCP United Maritime Holding LLC.
(6)	Decisions with respect to voting matters at AMCIC Maritime AIV, LLC are made by the Board of Representatives, which is comprised of Hans J. Mende and Alex Krueger. Each of Mr. Mende and Mr. Krueger disclaims beneficial ownership of the class A units owned by AMCIC Maritime AIV, LLC.
(7)	FRC Founders is the advisor to First Reserve Fund XI, L.P. Decisions with respect to voting and investments are made by William E. Macaulay, Timothy H. Day, Alex T. Krueger, and Mark A. McComiskey, who are members of the Investment Committee of FRC Founders Corporation. All are Managing Directors of FRC Founders Corporation and all disclaim beneficial ownership of any class A units owned by First Reserve Fund XI, L.P.
(8)	Steven Green is the sole owner of Greenstreet Management Inc. which owns 100% of Greenstreet Management Partners, LLC, which is the Managing Member of Greenstreet Equity Partners, L.L.C. Jeffrey Safchik is the President of Greenstreet Management Inc. which owns 100% of Greenstreet Management Partners, LLC, which is the Managing Member of Greenstreet Equity Partners, L.L.C. Each of Mr. Green and Mr. Safchik disclaims beneficial ownership of the class A units owned by Greenstreet Equity Partners, L.L.C. The address of Mr. Green and Mr. Safchik is c/o Greenstreet Equity Partners, 2601 South Bayshore Drive, Suite 900, Coconut Grove, FL 33133.

(9)	Mr. DiElsi is Project Manager for First Reserve Corporation. Mr. DiElsi disclaims beneficial ownership of any class A units owned by First Reserve Fund XI, L.P. The address of Mr. DiElsi is c/o First Reserve Corporation, One Lafayette Place, Greenwich, CT 06830.
(10)	Mr. Beem is a Director at AMCI Management (Cayman) Ltd. Mr. Beem disclaims beneficial ownership of any class A units owned by AMCIC Maritime AIV, LLC. The address of Mr. Beem is c/o AMCI Capital, 475 Steamboat Road, Greenwich, CT 06830.
(11)	Mr. Kilcullen is a Senior Vice President of Jefferies Capital Partners. Mr. Luikart is an Executive Vice President of Jefferies Capital Partners. Each of Mr. Kilcullen and Mr. Luikart disclaims beneficial ownership of the class A units owned by JCP United Maritime Holding LLC. The address of Mr. Kilcullen and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, New York, NY 10022.
(12)	Represents profit units that may be deemed to be beneficially owned by Zephyr Acquisitions, LLC, an investment vehicle controlled by Mr. Mendenhall. Mr. Mendenhall disclaims beneficial ownership of all profit units that may be deemed to be beneficially owned by Zephyr Acquisitions, LLC. Mr. Mendenhall’s address is 30 Rockefeller Plaza, 24th Floor, New York, NY 10112.
(13)	Includes the aggregate number of class A units or profit units, as applicable, that may be deemed to be beneficially owned by the directors of the Holding Company and the executive officers of UMG as a group.
(14)	In addition to the class A units and profit units identified in the table above, the Company has a contractual arrangement with Jason Grant pursuant to which he was awarded a phantom interest representing a notional right in 1,300 class A units. The phantom interest is unvested and will vest only upon the consummation of a change in control or initial public offering of the Holding Company’s common equity. Upon such change in control or initial public offering, the phantom interest will settle in cash or class A units, as determined by the Holding Company’s Board of Directors, except that settlement of the phantom interest is limited by applicable legal restrictions on ownership in the Holding Company by non-US citizens.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY

COMPENSATION PLANS

The securities outstanding under our equity compensation plans and the number of securities remaining available for issuance under our equity compensation plans as of December 31, 2010 were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	0		—		0
Equity compensation plans not approved by security holders	12,233	(1)	$0	(2)	3,794	(3)

Total	12,233	(1)	$0	(2)	3,794	(3)

(1)	Represents the total number of profit units, whether vested or unvested, as of April 25, 2011. Generally, one-half of the profit units are subject to time-based vesting over a period of four or five years commencing from the date of grant, and one-half of the profit units are subject to performance-based vesting measured upon the occurrence of a change of control of the Holding Company.
(2)	The profit units are subject to a profit sharing waterfall described more fully in Note 2 to the Beneficial Ownership Table above. If the profit units receive a distribution in the event of that waterfall, there is no related exercise price associated with that distribution.
(3)	These represent previously granted profit units that have subsequently been forfeited as a result of the grantees no longer being employed by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Greenstreet Equity Partners LLC (“Greenstreet”) is an affiliate of Greenstreet Partners LP, a private investment company founded by Steven J. Green. Jefferies Capital Partners (“JCP”) is a middle-market private equity investment group with particular experience in the transportation and energy industries. AMCI Capital L.P. and affiliates (“AMCI”) is a joint venture between the owners of privately-held American Metals and Coal International, Inc., a global coal and resources firm, and affiliates of First Reserve Corporation, a leading investment firm specializing in the energy industry. AMCI is managed by a group of principals who specialize in investments in coal, coal-related infrastructure and raw material supply projects globally. We refer to Greenstreet, JCP and AMCI collectively as our “Equity Sponsors”.

In December 2007, a company formed and indirectly owned by our Equity Sponsors and members of our management acquired our predecessor company, TECO Transport Corporation, from TECO Energy, Inc. (the “Acquisition”). Upon consummation of the Acquisition, the surviving entity was renamed United Maritime Group, LLC.

Limited Liability Agreement of the Holding Company

GS Maritime Holding LLC (the “Holding Company”) is a Delaware limited liability company and the ultimate parent of United Maritime Group, LLC. Pursuant to the limited liability company agreement of the Holding Company (the “Operating Agreement”), the members of the Holding Company have, among other things, agreed to take all action within their respective power, including the voting of all units owned thereby, to cause the Board of Directors of the Holding Company to be comprised of: (a) three directors designated by Greenstreet Equity Partners, L.L.C. for so long as it owns at least 24,754 class A units, (b) three directors designated by JCP United Maritime Holdings LLC for so long as it owns at least 24,754 class A units, (c) two directors designated by First Reserve Corporation for so long as it owns at least 6,997 class A units, (d) one director designated by an affiliate of AMCIC Maritime AIV, LLC for so long as it owns at least 17,757 class A units, (e) the Chief Executive Officer, if he is not already serving on the Board of Directors, and (f) one independent director selected by the other members of the Board of Directors. If any holder of class A units named above loses the right to designate one or more directors, the remaining directors may either reduce the size of the Board of Directors, or the vacancy may be filled by a vote of the majority of the holders of the outstanding class A units.

The Operating Agreement provides that the Holding Company will, to the maximum extent legally permitted, indemnify and hold harmless each director and officer from and against any and all claims to which the director or officer was or is a party or is threatened to be made a party, by reason of the director or officer’s status as a director or officer. The Holding Company also agrees to advance monies to each director and officer to cover expenses incurred by him or her in connection with such claims if the director or officer agrees to repay the monies advanced if it is later determined that he or she is not entitled to such amounts. The Holding Company believes that these agreements are necessary to attract and retain skilled management and directors with experience relevant to our industry.

Financial Services Agreement

In connection with the Acquisition, we entered into a financial consulting and management services agreement (the “Financial Services Agreement”) with our Equity Sponsors. Principals of each of the Equity Sponsors serve on our board of directors. Pursuant to this agreement, we are required to pay the Equity Sponsors a quarterly fee of $375,000. At the time of the Acquisition, we paid a one-time $4 million fee to Greenstreet. In addition, we reimburse up to $25,000 of each of the Equity Sponsors’ annual expenses.

The term of the Financial Services Agreement continues until the earliest of: (i) the date on which the Equity Sponsors own less than 20% of the outstanding units of the Holding Company, (ii) consummation of an initial public offering of the company and (iii) the sale of the Holding Company. We also agreed to indemnify the Equity Sponsors and their respective officers, directors, employees, agents and affiliates for potential losses, including services performed under this agreement. For the year ended December 31, 2010, we paid $1.5 million under the Financial Services Agreement.

Breaux Lott Leadership Group Working Agreement

One of our directors, Senator Breaux, is also the co-founder and partner of The Breaux Lott Leadership Group, which provides us with consulting and lobbying services pursuant to a month-to-month working agreement (the “Breaux-Lott Agreement”). In the year ended December 31, 2010, we paid $0.42 million under the Breaux-Lott Agreement.

Ion Carbon Agreement

Ion Carbon & Minerals, LLC (“Ion Carbon”) is an affiliated company of AMCIC Maritime AIV, LLC, an affiliate of AMCI, one of our Equity Sponsors. One of our directors, Brian Beem, is a Director of AMCI Management (Cayman) Ltd., an affiliate of AMCI. We have a contract with Ion Carbon providing for marine transportation and storage of coal and petcoke. UBT is party to a one-year agreement with Ion Carbon to unload and to provide up to 400,000 net tons of storage space for coal and petcoke in two storage areas at the terminal. In the opinion of management, the contract was negotiated at arms’ length and is provided at fair and reasonable prices.

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

Purchase of 11  3/4% Senior Secured Notes Due 2015

In January 2010, a limited liability company that is indirectly owned and controlled by Steven Green purchased in a private transaction with a third party our outstanding 11  3/4% senior secured notes due 2015 (the “notes”) with an approximate principal amount of $1,500,000. Mr. Green is the Chairman of the Board of Directors of the Holding Company and our President and Chief Executive Officer. Jeffrey Safchik, one of our other directors, also owns a participation interest in the notes owned by the limited liability company.

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

Additional information regarding related party transactions can be found in Note 9 of the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, filed with the SEC on March 30, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K/A:

Exhibit No.	Description

3.1	Certificate of Conversion of United Maritime Group, LLC. (a)

3.2	Articles of Organization of United Maritime Group, LLC. (a)

3.3	Certificate of Incorporation of United Maritime Group Finance Corp. (a)

3.4	Bylaws of United Maritime Group Finance Corp. (a)

4.1	Indenture, by and among United Maritime Group, LLC and United Maritime Group Finance Corp, as Issuers, certain of their subsidiaries and affiliates, as Guarantors, and Wells Fargo Bank, National Association, as Trustee and as Collateral agent, dated December 22, 2009.(a)

4.2	Form of 11 3/4% Senior Secured Note due 2015.(a)

4.3	Registration Rights Agreement, by and among United Maritime Group, LLC and United Maritime Finance Corp, as Co-Issuers, certain of their subsidiaries and affiliates, as Subsidiary Guarantors, and Jefferies & Company, Inc., Banc of America Securities LLC and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers, dated December 22, 2009.(a)

10.1	Loan and Security Agreement, dated as of the December 22, 2009, by and among Bank of America, National Association as administrative agent, co-collateral agent and security trustee, and the other lenders thereunder, the Borrowers, Banc of America Securities LLC, Wells Fargo Foothill, LLC and Jefferies Finance LLC, as joint lead arrangers and book managers and Wells Fargo Foothill, LLC, as co-collateral agent.(a)

10.2	Amendment No. 1 to Loan and Security Agreement, dated as of February 11, 2010, by and among Bank of America, National Association as administrative agent, co-collateral agent and security trustee, and the other lenders thereunder, the Borrowers, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and Jefferies Finance LLC, as joint lead arrangers and book managers and Wells Fargo Capital Finance, LLC, as co-collateral agent.(a)

10.3	Intercreditor Agreement, by and among Bank of America, N.A., in its capacity as Administrative Agent, Collateral Agent, and Security Trustee, and Wells Fargo Bank, National Association, in its capacity as Trustee, Collateral Agent and Security Trustee, and GS Maritime Intermediate Holding LLC, United Maritime Group, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, U.S. United Bulk Terminal, LLC, U.S. United Inland Services, LLC, UMG Towing, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, Tina Litrico, LLC, Mary Ann Hudson, LLC, Sheila McDevitt, LLC, Marie Flood, LLC and United Maritime Group Finance Corp., dated December 22, 2009.(a)

10.4	General Security Agreement, by and among United Maritime Group, LLC, United Maritime Group Finance Corp., U.S. United Bulk Terminal, LLC, U.S. Ocean Services, LLC, UMG Towing, LLC, U.S. United Barge Line, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, U.S. United Inland Services, LLC, Marie Flood, LLC, Sheila McDevitt, LLC, Mary Ann Hudson, LLC, Tina Litrico, LLC, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent and Security Trustee, dated December 22, 2009.(a)

10.5	Pledge Agreement, by and among United Maritime Group, LLC, U.S. Barge Line, LLC, U.S. United Ocean Services, LLC, as Pledgors and Wells Fargo Bank, National Association, as Pledgee, dated December 22, 2009.(a)

10.6	Employment Agreement by and among TECO Transportation Corporation and Sal Litrico, dated October 29, 2007.(a)

10.7	Employment Agreement by and among United Maritime Group, LLC and Walter Bromfield, dated July 24, 2008.(a)

10.8	Employment Agreement by and among TECO Transportation Corporation and Timothy Bresnahan, dated October 29, 2007.(a)

10.9	Employment Agreement by and among TECO Transportation Corporation and Neil McManus, dated October 29, 2007.(a)

10.10	Employment Agreement by and among TECO Transportation Corporation and Clifford Johnson, dated October 29, 2007.(a)

10.11	Tampa Electric Company Contract, by and among Tampa Electric Company and United Maritime Group, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, dated July 21, 2008.(a)

10.12	Mosaic Corporation Contract, by and among Mosaic Fertilizer, LLC and TECO Ocean Shipping Company, dated October 12, 2007.(a)

10.13	U.S. United Bulk Terminal, LLC Lease #1 (Davant, Louisiana) (646 Acres), by and among Chalin O. Perez and Electro-Coal Transfer Corporation, dated January 1, 1979.(a)

10.14	U.S. United Bulk Terminal, LLC Lease #2 (Davant, Louisiana) (107 Acres), by and among Clara Lopez D’Aquilla, Beverly Lopez, Helen Lopez Languirand and John M. Lopez (“Lessor”) and Electro-Coal Transfer Corporation, dated February 3, 1997.(a)

10.15	Employment Agreement by and among United Maritime Group, LLC and Jason Grant, dated July 26, 2010. (b)

10.16	Separation Agreement by and among United Maritime Group, LLC and Sal Litrico, dated October 4, 2010. (c)

10.17	Separation Agreement by and among United Maritime Group, LLC and Timothy Bresnahan, dated October 1, 2010. (c)

10.18	Form of Employee Agreement Amendment, dated November 12, 2010. (c)

10.19	Employment Agreement by and among United Maritime Group, LLC and John Binion, dated March 19, 2010. (e)

10.20	Profit Unit Agreement by and among United Maritime Group, LLC and John Binion, dated March 19, 2010. (e)

10.21	Joinder Agreement by and among United Maritime Group, LLC and John Binion, dated March 19, 2010. (e)

10.22	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Neil McManus, dated December 9, 2010. (d)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.(e)

21	Subsidiaries of United Maritime Group, LLC.(a)

23.1	Consent of Ernst & Young LLP.

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Previously furnished with the 10-K filed with the SEC on March 30, 2011)

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Previously furnished with the 10-K filed with the SEC on March 30, 2011)

(a)	Incorporated by reference to United Maritime Group, LLC’s and United Maritime Group Finance Corp.’s Form S-4 filed with the SEC on March 31, 2010 – (File No. 333-165796).
(b)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on August 16, 2010 – (File No. 333-165796).
(c)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on November 12, 2010 – (File No. 333-165796).
(d)	Incorporated by reference to United Maritime Group, LLC’s Form 8-K filed with the SEC on December 9, 2010.
(e)	Incorporated by reference to United Maritime Group, LLC’s Form 10-K filed with the SEC on March 30, 2011 – (File No. 333-165796).

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

Date: April 29, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Maritime Group, LLC in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Green	Chief Executive Officer, United Maritime Group, LLC	April 29, 2011
Steven Green

/s/ Jason Grant	Chief Financial Officer, United Maritime Group, LLC	April 29, 2011
Jason Grant

/s/ Steven Green	Director, GS Maritime Holding LLC	April 29, 2011
Steven Green

/s/ Brian Beem	Director, GS Maritime Holding LLC	April 29, 2011
Brian Beem

/s/ John Breaux	Director, GS Maritime Holding LLC	April 29, 2011
John Breaux

/s/ Gary DiElsi	Director, GS Maritime Holding LLC	April 29, 2011
Gary DiElsi

/s/ Kevin Kilcullen	Director, GS Maritime Holding LLC	April 29, 2011
Kevin Kilcullen

/s/ James Luikart	Director, GS Maritime Holding LLC	April 29, 2011
James Luikart

/s/ Greggory Mendenhall	Director, GS Maritime Holding LLC	April 29, 2011
Greggory Mendenhall

/s/ Jeffrey Safchik	Director, GS Maritime Holding LLC	April 29, 2011
Jeffrey Safchik

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of United Maritime Group, LLC.