Form 10-Q
period 2011-03-31
United Maritime Group, LLC
filed 2011-05-13
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Revenue
Revenue	$76,198	$76,865

Operating expenses
Operating expenses	49,363	48,760
Maintenance and repairs	5,568	5,347
Administrative and general	8,867	8,609
Depreciation	9,481	10,612
Amortization of intangible assets	659	659
Asset retirement obligation accretion expense	52	48
Gain on sale of assets	(2,175)	(85)

Total operating expenses	71,815	73,950

Operating income	4,383	2,915
Other income	261	36
Equity in loss of unconsolidated affiliate	—	(132)
Interest charges:
Interest expense	6,310	6,714
Interest income	—	(1)
Amortization of deferred financing costs	549	532

Net loss	$(2,215)	$(4,426)

Other comprehensive income (loss)
Change in net unrealized gain on cash flow hedges	2,216	131

Comprehensive income (loss)	$1	$(4,295)

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$398	$7,481
Accounts receivable trade, net of allowance for doubtful accounts of $434 and $486, respectively	31,546	31,183
Materials and supplies	21,300	19,081
Prepaid expenses and other current assets	11,444	3,314

Total current assets	64,688	61,059

Property and equipment	449,987	457,058
Work in progress	1,662	146
Accumulated depreciation	(128,692)	(124,766)

Property and equipment, net	322,957	332,438

Other assets:
Deferred financing costs, net of amortization of $2,118 and $1,603, respectively	7,876	8,391
Intangible assets, net of amortization of $8,200 and $7,541, respectively	20,769	21,428
Deferred drydocking costs, net	4,352	5,743

Total other assets	32,997	35,562

Total assets	$420,642	$429,059

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$15,239	$11,081
Accounts payable related parties	375	1,500
Accrued expenses	15,012	10,934
Deferred revenue	5,287	4,195

Total current liabilities	35,913	27,710

Asset retirement obligation	2,951	2,899
Other liabilities	9,768	9,570
Long-term debt	231,985	248,985

Total liabilities	280,617	289,164
Member’s equity	140,025	139,895

Total liabilities and member’s equity	$420,642	$429,059

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating activities
Net loss	$(2,215)	$(4,426)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	9,481	10,612
Amortization of intangible assets	659	659
Amortization of deferred financing costs	549	532
Amortization of deferred drydocking assets	1,160	954
Accretion expense	52	48
Stock-based compensation	129	77
Deferred drydocking expenditures	232	—
Loss on equity investment of unconsolidated affiliate	—	132
Gain on sale of assets	(2,175)	(85)
Changes in operating assets and liabilities:
Accounts receivable	(363)	2,742
Materials and supplies	(2,219)	(1,341)
Prepaid expenses and other assets	(5,927)	(7,771)
Other liabilities	(1,319)	490
Accounts payable and accrued expenses	9,720	10,670

Net cash provided by operating activities	7,764	13,293

Investing activities
Additions to property and equipment	(1,977)	(1,859)
Proceeds from sale of assets	4,151	139
Distributions from unconsolidated affiliate	—	320

Net cash provided by (used in) investing activities	2,174	(1,400)

Financing activities
Repayment of debt	(19,003)	(20,103)
Asset based loan draws	2,003	—
Payment of deferred financing costs	(21)	(2)

Net cash used in financing activities	(17,021)	(20,105)

Net change in cash	(7,083)	(8,212)
Cash and cash equivalents, at beginning of period	7,481	11,630

Cash and cash equivalents, at end of period	$398	$3,418

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,297	$1,486

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statement of Changes in Member’s Equity

(In thousands, except share amounts)

(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Retained Earnings	Total Member’s Equity

	Membership Units
	Shares	Amount
Balance at December 31, 2010	100	$173,000	$3,481	$1,213	$(37,799)	$139,895

Net loss	—	—	—	—	(2,215)	(2,215)
Change in fair value of derivative	—	—	—	2,216	—	2,216
Stock-based compensation	—	—	129	—	—	129

Balance at March 31, 2011	100	$173,000	$3,610	$3,429	$(40,014)	$140,025

The accompanying notes are an integral part of these consolidated financial statements.

UNITED MARITIME GROUP, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Nature of Business

In this quarterly report, unless the context otherwise requires, or unless specifically stated otherwise, references to the terms “we,” “our,” “us” and the “Company” refer to United Maritime Group, LLC, United Maritime Group Finance Corporation (“Finance Corp.”) and all of their subsidiaries that are consolidated under U.S. generally accepted accounting principles (“GAAP”).

Nature of Business and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP. The Company has evaluated subsequent events and transactions for potential recognition or disclosure through such time as these statements were filed with the Securities and Exchange Commission, and has included those items deemed to be reportable in Note 13 (Subsequent Events).

The accompanying unaudited consolidated financial statements should be read in conjunction with our December 31, 2010 audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of the Company for the periods covered thereby. The accompanying unaudited consolidated financial statements include the accounts of United Maritime Group, LLC (“UMG”) and its wholly owned subsidiaries (U.S. United Ocean Services, LLC, U.S. United Bulk Terminal, LLC, U.S. United Barge Line, LLC, U.S. United Bulk Logistics, LLC, UMG Towing Company, LLC and U.S. United Inland Services, LLC). United Maritime is a wholly owned subsidiary of GS Maritime Intermediate Holding LLC, (“GS Intermediate”). GS Intermediate is a wholly owned subsidiary of GS Maritime Holding LLC, (“the Holding Company”). The Company’s principal operations are to provide transportation services by barges or ocean-going vessels and materials handling and storage for water-based transportation. All intercompany balances and transactions have been eliminated in consolidation. Neither GS Intermediate nor the Holding Company is consolidated in the accompanying unaudited consolidated financial statements.

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

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”), Comprehensive Income (“ASC 220”), established standards for the reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. ASC 220 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported other comprehensive gains and losses in its unaudited consolidated statements of changes in member’s equity and on the consolidated statements of operations and comprehensive income (loss).

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

A summary of the activity in the allowance for uncollectible accounts is as follows:

	March 31 2011	December 31 2010
	(In thousands)
Balance, beginning of period	$486	$573
Additions charged to provision for bad debts	—	42
Accounts receivable written off (net of recoveries)	(52)	(129)

Balance, end of period	$434	$486

Inventory Costs

Materials and supplies, including fuel costs, are stated at the lower of cost or market using the average cost method.

Revenue

Revenue is primarily derived from coal, petcoke, steel-related products, phosphate, and grain transportation (among other cargoes), and transfer and storage services to unaffiliated entities. Revenue from transportation and transfer services are recognized as services are rendered. Revenue from certain transportation services is recognized using the percentage of completion method, which includes estimates of the distance traveled or time elapsed compared to the total estimated contract. Storage revenue is recognized monthly based on the volumes held at the storage facility over the contract grace period.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Additions, replacements and betterments are capitalized; maintenance and repairs are charged to expense as incurred. Items sold or retired are removed from the assets and accumulated depreciation accounts and any resulting gains or losses are properly included in the consolidated statements of operations and comprehensive income (loss).

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers primarily in North America conducting business in the utility, metallurgical, phosphate and grain industries. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. The Company assesses the risk of non-performance of the derivative’s counterparty in determining the fair value of the derivative instruments in accordance with ASC No. 820 (“ASC 820”), Fair Value Measurements.

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment and ASC No. 205, Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. There were no impairments during the three months ended March 31, 2011 or March 31, 2010.

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

We are exposed to various market risks, including changes in fuel prices. As of March 31, 2011, we have hedges in place for 2.6 million gallons for the remainder of 2011 and 2.0 million gallons for 2012. These amounts represent 59% of our estimated 2011 United Barge Line (“UBL”) business segment fuel exposure and 33% of our expected 2012 UBL fuel exposure. Our average heating oil swap price as of March 31, 2011 is $2.33 per gallon for 2011, and $2.55 per gallon for 2012. The Company entered into derivative contracts during 2010 and 2011 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2012, and settle monthly. As of March 31, 2011 and December 31, 2010, the current asset portion of the hedges was valued at $3.4 million and $1.2 million respectively, classified as an other current asset. During the three-month period ended March 31, 2011, the Company recognized a reduction in expense of $0.4 million, and for the three-month period ended March 31, 2010, the Company recognized an expense of $0.04 million.

ASC 820, Fair Value Measurements, requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which of these assets and liabilities must be grouped based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Quoted prices for identical assets and liabilities in active markets.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs for the assets or liability.

As of March 31, 2011 and December 31, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis, including fuel hedge agreements. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2011 and December 31, 2010.

	Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Other current assets:
Fuel hedge	$3,429	$—	$3,429	$—

Total	$3,429	$—	$3,429	$—

	Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

Other current assets:
Fuel hedge	$1,213	$—	$1,213	$—

Total	$1,213	$—	$1,213	$—

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

	March 31, 2011
			Fair Value Measurement Category
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$190	$188	$—	$188	$—
Asset Based Loan	42	42	—	42	—

Total	$232	$230	$—	$230	$—

	December 31, 2010
			Fair Value Measurement Category
	Carrying	Fair
	Value	Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$190	$194	$—	$194	$—
Asset Based Loan	59	59	—	59	—

Total	$249	$253	$—	$253	$—

During the three months ended March 31, 2011 and 2010, respectively, there were no assets that required an adjustment to their carrying values since no impairment indicators were present.

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

The Company recognized accretion expense associated with asset retirement obligations for each of the three-month periods ended March 31, 2011 and 2010 of $0.1 million. During these periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations was necessary.

Deferred Financing Costs

In December, 2009, the Company incurred $10.3 million in financing costs in connection with the issuance of $200 million of senior secured notes due June 15, 2015 (the “Senior Secured Notes”) and the entry into a new asset based loan facility (the “ABL”). Such financing costs were deferred and are classified as deferred financing costs at March 31, 2011 and December 31, 2010. During each of the three-month periods ended March 31, 2011 and 2010, the Company amortized $0.5 million of these costs, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no impact on net loss or member’s equity.

3. Long-Term Debt

In connection with the acquisition of the Company, the Company incurred $305 million of debt. A first lien credit agreement (First Term Loan) provided for a $205 million term loan. A second lien credit agreement (Second Term Loan) provided for the remainder of $100 million. In December 2009, this debt was refunded with $200 million Senior Secured Notes and a $135 million asset based loan (“ABL”). As of March 31, 2011, the aggregate principal amount of indebtedness outstanding under the ABL was $42.0 million. As of March 31, 2011, the principal balance of the Senior Secured Notes was $190.0 million.

Interest on the Senior Secured Notes is payable semi-annually, commencing June 15, 2010. The Senior Secured Notes mature and are due on June 15, 2015. The interest rate is fixed at 11.75% per annum. No principal payments are due until maturity, subject to early required mandatory prepayment provisions set forth in the indenture governing the Senior Secured Notes.

The interest on the ABL is payable monthly, commencing December 31, 2009. No principal payments are due until maturity on December 22, 2013, subject to early required mandatory prepayment provisions set forth in the credit agreement for the ABL. The interest rate as of March 31, 2011 was 4.06%, which reflects a rate of LIBOR plus the applicable margin of 3.75%.

The following is a schedule by year of approximate future minimum debt payments as of March 31, 2011:

(In millions)
2013	$42.0
2014	—
2015	190.0

Total	$232.0

The Company’s debt agreements contain various restrictive covenants, including the maintenance of certain financial ratios, and limitations on capital expenditures, the ability to pay dividends, incur debt or subject assets to liens. At March 31, 2011, the Company was in compliance in all material respects with all applicable covenants set forth in the indenture governing the Senior Secured Notes and the credit agreement governing the ABL.

4. Member’s Equity

In December 2007, we became an independent company acquired from TECO Energy by a group consisting of Greenstreet Equity Partners LLC, Jefferies Capital Partners and AMCI Capital L.P. and affiliates. We refer to the foregoing entities collectively as the “Equity Sponsors” and our acquisition from TECO Energy as the “Acquisition”.

On December 4, 2007, GS Maritime Holding LLC (“the Holding Company”) issued 100,000 class A units to the Equity Sponsors and certain members of our management team. The total member contribution for the class A units was $173 million. In connection with the closing of the Acquisition, the Holding Company also issued 9,890 profit units for the benefit of directors and employees of the Company. Since that time, 6,137 profit units have been issued to employees and 3,794 profit units have been forfeited with the departure of certain employees of the Company, bringing the total number of issued and outstanding profit units to 12,233.

The Holding Company profit units are issued to certain Company employees, certain members of the Board of Directors, and others at the discretion of the Holding Company’s Board of Directors. the Holding Company’s Board of Directors has the discretion to issue units at any time, including profit units. The profit units granted to employees are divided into time-based and performance-based vesting. The time-based units vest over periods of up to 60 months. Assuming continued employment of the employee with the Company, 20% vest on the first anniversary of the grant date, and the remaining 80% vest in four equal installments on the second, third, fourth, and fifth anniversaries of the grant date. The performance-based units vest based on certain performance conditions being met or achieved and, in all cases, assuming continued employment. The performance conditions relate to holders of class A units receiving a specified multiple on their investment upon a liquidation event. If an employee is terminated, the Holding Company may repurchase the employee’s vested profit units at fair market value.

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

The following table identifies the various issues and their relative factors from above:

Grant Date	Term (years)	Risk Free Rate	Expected Volatility	Assumed Forfeiture Rate
December 2007	5	3.28%	40.50%	5.00%
August 2008	5	3.00%	48.50%	10.00%
March 2010	5	2.00%	50.50%	5.00%
October 2010	4	1.60%	53.50%	5.00%
November 2010	5	1.60%	53.50%	5.00%

In accordance with ASC No. 718, the Company recorded stock-based compensation expense for the three-months ended March 31, 2011 and 2010 of $0.1 million and $0.1 million, respectively, which is included in administrative and general expense in the consolidated statements of operations and comprehensive income (loss). The activity under the plan for the three-months ended March 31, 2011 is presented below.

	Profit Units Outstanding	Weighted Average Grant Date Fair Value
Non-vested balance at end of period December 31, 2010	7,992	$455.63
Units granted	—	—
Units forfeited	—	—
Vested	(184)	497.90

Non-vested balance at end of period March 31, 2011	7,808	$454.63

As of March 31, 2011, there was approximately $2.9 million of total unrecognized compensation expense related to the profit units. These costs are expected to be recognized over a weighted average period of 4 years.

5. Intangible Assets and Sale-Leasebacks

The Company has assessed all acquired operating leases in order to determine whether the lease terms were favorable or unfavorable given market conditions at the Acquisition. As a result, the Company recorded a favorable lease intangible asset for $11.9 million. Also in connection with the Acquisition, an acquired intangible asset of $22.0 million was assigned to customer relationships, which is subject to amortization with a weighted average useful life of approximately 10 years.

Amortization of intangible assets is charged to expense on a straight-line basis in the accompanying consolidated statements of operations and comprehensive income (loss). If impairment events occur, the Company could accelerate the timing of purchased intangible asset charges. For each of the three-month periods ended March 31, 2011 and 2010, amortization expense related to the intangible assets acquired and the intangible liability assumed was $0.7 million.

A summary of intangible assets at March 31, 2011 and 2010 follows (in thousands):

	Asset Life	December 31, 2010 Balance	Amortization	March 31, 2011 Balance
Favorable Lease - Barges	13.5 years	$1,391	$27	$1,364
Favorable Lease - Ocean Vessels	6 years	12,548	220	12,328
Favorable Lease - Davant facility	21 years	964	8	956
Unfavorable Lease - Davant facility	22 years	(7,011)	(57)	(6,954)
Customer Relationship (Contracts)	10 years	13,536	461	13,075

Total		$21,428	$659	$20,769

	Asset Life	December 31, 2009 Balance	Amortization	March 31, 2010 Balance
Favorable Lease - Barges	13.5 years	$1,498	$27	$1,471
Favorable Lease - Ocean Vessels	6 years	13,426	220	13,206
Favorable Lease - Davant facility	21 years	998	8	990
Unfavorable Lease - Davant facility	22 years	(7,240)	(58)	(7,182)
Customer Relationship (Contracts)	10 years	15,382	462	14,920

Total		$24,064	$659	$23,405

Estimated future amortization expense is as follows at March 31, 2011:

(In thousands)
2011	$1,977
2012	2,636
2013	12,548
2014	1,758
2015	1,758
Thereafter	92

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	Average Useful Lives In Years	March 31, 2011	December 31, 2010
	(unaudited)

Land		$7,025	$7,025
Buildings	1 - 30	4,526	4,501
Vessels	3 - 28	360,771	368,349
Terminals	1 - 35	56,915	56,915
Machinery	1 - 20	11,742	11,284
Other	1 - 20	9,008	8,984
Work in progress		1,662	146

Total costs		451,649	457,204
Accumulated depreciation		(128,692)	(124,766)

Property and equipment, net		$322,957	$332,438

7. Employee Postretirement Benefits

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees of the Company that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. Effective December 4, 2007, the Company and its subsidiaries’ employer matching contributions were 100% of up to 6% of eligible participant contributions. Effective May 5, 2009, the Company discontinued the employer contribution to this plan until further notice. Effective July 1, 2010, the Company reinstated the employer matching contribution of 50% of up to 6% of eligible participant compensation. For the three months ended March 31, 2011, the Company recognized $0.3 million in expense. This expense is reflected in the operating expenses financial statement line item in the Company’s consolidated statements of operations and comprehensive income (loss).

8. Income Taxes

At the acquisition date, the Company changed the corporate structure from a corporation to a limited liability company (treated as a partnership for federal income tax purposes). As of December 4, 2007, the Company is no longer subject to federal income tax. State income taxes are immaterial in the periods presented.

9. Related Parties

The Company and its subsidiaries enter into certain transactions, in the ordinary course of business, with entities in which directors of the Company have interests. For each of the three-month periods ended March 31, 2011 and 2010, respectively, the Company incurred management fees under the financial consulting and management services agreement of approximately $0.4 million, which is classified as administrative and general expense in the Company’s unaudited consolidated statements of operations and comprehensive income (loss). In addition, approximately $0.1 million and $0.2 million of expenses were incurred for the three-month periods ended March 31, 2011 and 2010, respectively, for legal services, regulatory compliance, and other services that are with related party vendors and customers.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 30, 2011, on August 9, 2010, U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”). We have subsequently notified Mosaic of our disagreement with their claim of force majeure.

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued very nominal shipments of finished phosphate “dry rock” as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. The impact on our revenue in 2011 of Mosaic’s failure to ship any volumes would be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will compensate for our revenue losses.

Operating Leases

The Company rents real property, boats and barges under certain non-cancelable operating leases expiring at various dates through 2029, excluding renewal options. Certain of the leases require the lessee to pay property taxes or are subject to escalating rent clauses. In addition, one lease requires contingent rental payments based on tonnage shipped. This contingent rental, as well as the related minimum rental payment, fluctuates with the Producer Price Index and the Consumer Price Index.

Rental expense for the three months ended March 31, 2011 and 2010 amounted to approximately $4.4 million and $4.0 million, respectively. Rental expense is included in the operating expenses financial statement line item in the unaudited consolidated statements of operations and comprehensive income (loss). The following is a schedule by year of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2011 (dollars in thousands):

(In thousands)
2011	$9,934
2012	13,073
2013	11,567
2014	6,864
2015	6,577
Thereafter	40,770

Total minimum lease payments	$88,785

Other

As of March 31, 2011, certain financial institutions had issued letters of credit on behalf of the Company with an aggregate face amount of approximately $4.0 million, none of which had been drawn as of March 31, 2011.

11. Business Segments

The Company has three reportable business segments: United Barge Line, United Bulk Terminal and United Ocean Services. The Company records the corporate activity under the caption “Other.” The United Barge Line segment includes transporting, fleeting, shifting, and repair services along the Inland Waterways consisting of the Mississippi River, the Ohio River, the Illinois River and their tributaries (collectively known as “Inland Waterways”). The United Bulk Terminal segment includes barge and vessel unloading and loading as well as fleeting, shifting and storage at the terminal. The United Ocean Services segment provides transportation services on domestic and international voyages.

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

	Reportable Segments
	United Barge Line	United Bulk Terminal	United Ocean Services	Other (1)	Intersegment Eliminations	Total
	(In thousands)

Three Months ended March 31, 2011
Total revenue	$33,041	$13,737	$31,456	$3,592	$—	$81,826
Intersegment revenues	—	—	—	—	(5,628)	(5,628)

Revenue from external customers	33,041	13,737	31,456	3,592	(5,628)	76,198
Operating expenses
Operating expenses	25,375	6,457	19,566	—	(2,035)	49,363
Maintenance and repairs	1,093	1,651	2,824	—	—	5,568
Depreciation and amortization	3,421	1,375	5,361	35	—	10,192
Gain on sale of assets	(1,648)	—	(527)	—	—	(2,175)
Administrative and general	3,649	2,418	2,801	3,592	(3,593)	8,867

Total operating expenses	31,890	11,901	30,025	3,627	(5,628)	71,815

Operating income (loss)	$1,151	$1,836	$1,431	$(35)	$—	$4,383

Total assets	$180,189	$69,739	$167,809	$375,173	$(372,268)	$420,642
Total capital expenditures	$520	$1,173	$269	$15	$—	$1,977

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Barge Line	United Bulk Terminal	United Ocean Services	Other (1)	Intersegment Eliminations	Total
	(In thousands)

Three Months ended March 31, 2010
Total revenue	$28,043	$13,518	$37,353	$3,143	$—	$82,057
Intersegment revenues	—	—	—	—	(5,192)	(5,192)

Revenue from external customers	28,043	13,518	37,353	3,143	(5,192)	76,865
Operating expenses
Operating expenses	22,827	5,387	22,601	—	(2,055)	48,760
Maintenance and repairs	972	1,665	2,710	—		5,347
Depreciation and amortization	4,917	1,200	5,164	38	—	11,319
Gain on sale of assets	(85)	—	—	—	—	(85)
Administrative and general	3,334	2,088	3,181	3,143	(3,137)	8,609

Total operating expenses	31,965	10,340	33,656	3,181	(5,192)	73,950

Operating (loss) income	$(3,922)	$3,178	$3,697	$(38)	$—	$2,915

Total assets	$183,498	$72,914	$186,060	$429,370	$(419,845)	$451,997
Total capital expenditures	$156	$518	$1,185	$—	$—	$1,859

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

12. Debtor Guarantor Financial Statements

In December 2009, the Company issued its Senior Secured Notes which were fully and unconditionally guaranteed on a joint and several basis by all the Company’s subsidiaries. All subsidiaries are 100% owned by the Company.

Condensed Consolidating Balance Sheet as of March 31, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current assets:
Cash and cash equivalents	$16	$382	$—	$398
Accounts receivable trade, net of allowance for doubtful accounts	203,161	37,330	(208,945)	31,546
Materials and supplies	—	21,300	—	21,300
Prepaid expenses and other current assets	467	10,977	—	11,444

Total current assets	203,644	69,989	(208,945)	64,688
Property and equipment, net	330	322,627	—	322,957
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing costs, net of amortization	7,876	—	—	7,876
Other assets	—	4,352	—	4,352
Intangible asset, net of amortization	—	20,769	—	20,769

Total	$375,173	$417,737	$(372,268)	$420,642

Liabilities and member’s equity
Current liabilities
Accounts payable	$5,647	$218,537	$(208,945)	$15,239
Accounts payable related parties	375	—	—	375
Accrued expenses	8,150	6,862	—	15,012
Deferred revenue	—	5,287	—	5,287

Total current liabilities	14,172	230,686	(208,945)	35,913
Other deferred liabilities	—	12,719	—	12,719
Long term debt	231,985	—	—	231,985
Member’s equity	129,016	174,332	(163,323)	140,025

Total	$375,173	$417,737	$(372,268)	$420,642

Condensed Consolidating Balance Sheet as of December 31, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current assets:
Cash and cash equivalents	$7,180	$301	$—	$7,481
Accounts receivable trade, net of allowance for doubtful accounts	219,285	41,768	(229,870)	31,183
Materials and supplies	—	19,081	—	19,081
Prepaid expenses and other current assets	501	2,813	—	3,314

Total current assets	226,966	63,963	(229,870)	61,059
Property and equipment, net	350	332,088	—	332,438
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing fees, net of amortization	8,391	—	—	8,391
Other assets	—	5,743	—	5,743
Intangible asset, net of amortization	—	21,428	—	21,428

Total	$399,030	$423,222	$(393,193)	$429,059

Liabilities and member’s equity
Current liabilities
Accounts payable	$7,871	$233,080	$(229,870)	$11,081
Accounts payable related partied	1,500	—		1,500
Accrued expenses	4,893	6,041	—	10,934
Deferred revenue	—	4,195		4,195

Total current liabilities	14,264	243,316	(229,870)	27,710
Other deferred liabilities	—	12,469	—	12,469
Long term debt	248,985	—	—	248,985
Member’s equity	135,781	167,437	(163,323)	139,895

Total	$399,030	$423,222	$(393,193)	$429,059

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Revenue	$3,592	$78,234	$(5,628)	$76,198
Operating expenses	—	56,966	(2,035)	54,931
Administrative and general	3,592	8,868	(3,593)	8,867
Depreciation and amortization	35	10,157	—	10,192
Gain on sale of assets		(2,175)		(2,175)

Operating (loss) income	(35)	4,418	—	4,383
Interest expense, net	6,859	—	—	6,859
Other (income) expense, net	—	(261)	—	(261)

Net (loss) income	$(6,894)	$4,679	$0	$(2,215)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Revenue	$3,143	$78,914	$(5,192)	$76,865
Operating expenses	—	56,156	(2,049)	54,107
Administrative and general	3,143	8,603	(3,137)	8,609

Depreciation and amortization	38	11,281	—	11,319
Gain on sale of assets	—	(85)	—	(85)

Operating (loss) income	(38)	2,959	(6)	2,915

Interest expense, net	7,245	—	—	7,245
Other expense (income), net	—	96	—	96

Net (loss) income	$(7,283)	$2,863	$(6)	$(4,426)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities:
Net cash provided by (used in) operating activities	$9,872	$(2,108)	$—	$7,764
Investing activities:
Capital expenditures	(15)	(1,962)	—	(1,977)
Other investing activities	—	4,151	—	4,151

Net cash (provided by) used in investing activities	(15)	2,189	—	2,174
Financing activities:
Net change in debt	(17,000)	—	—	(17,000)
Other financing activities	(21)	—	—	(21)

Net cash used in financing activities	(17,021)	—	—	(17,021)
Net (decrease) increase in cash and cash equivalents	(7,164)	81	—	(7,083)
Cash and cash equivalents, at beginning of period	7,180	301	—	7,481

Cash and cash equivalents, at end of period	$16	$382	$—	$398

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities:
Net cash provided by operating activities	$11,893	$1,400	$—	$13,293
Investing activities:
Capital expenditures	—	(1,859)	—	(1,859)
Other investing activities	—	459	—	459

Net cash used in investing activities	—	(1,400)	—	(1,400)
Financing activities:
Net change in debt	(20,103)	—	—	(20,103)
Other financing activities	(2)	—	—	(2)

Net cash used in financing activities	(20,105)	—	—	(20,105)
Net decrease in cash and cash equivalents	(8,212)	—	—	(8,212)
Cash and cash equivalents, at beginning of period	11,260	370	—	11,630

Cash and cash equivalents, at end of period	$3,048	$370	$—	$3,418

13. Subsequent Events

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Forward-Looking Statements” and “Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2011 (the “10-K”), all of which are incorporated herein by reference. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Company’s audited and unaudited consolidated financial statements and related notes thereto in Item 1, “FINANCIAL STATEMENTS” in this quarterly report and the Company’s audited Consolidated Financial Statements for the year ended December 31, 2010 and related Notes that are contained in the 10-K.

General

We are a leading independent provider of dry bulk marine transportation and terminal services in the U.S. We own and operate marine assets in the U.S.-flag coastwise, U.S. Government cargo preference and inland barge markets and provide foreign flag ocean services through chartered assets. We also own and operate the largest coal and petcoke terminal in the Gulf of Mexico, which is strategically located as the first inbound dry bulk terminal on the Mississippi River. We operate in three business segments: United Ocean Services, United Barge Line and United Bulk Terminal. For the quarter ended March 31, 2011, United Ocean Services’ top cargoes (by total revenue) consisted of coal, PL-480 shipments, petcoke and dry phosphate. United Barge Line’s top cargoes (by tons transported) consisted of coal, petcoke, steel-related products and grain and United Bulk Terminal’s top cargoes (by tons transferred) consisted of coal and petcoke.

Beginning in the second quarter of 2011, water levels have been unusually high on the rivers on which we operate. These adverse river conditions have caused operating restrictions for our barge line that we expect will reduce total volumes moved in the second quarter from historical levels. There is also a risk that high river levels could hinder the loading and unloading of vessels at our terminal. We are currently evaluating the consequences of these adverse river conditions on our operating results; however it is too early to estimate the full impact.

United Barge Line (“UBL”)

UBL provides inland towboat and barge transportation services. UBL primarily performs these services under affreightment contracts, under which our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the inland waterways consisting of the Mississippi River, the Ohio River, the Illinois River and their tributaries on our barges, pushed primarily by our towboats. Affreightment contracts include both term and spot market arrangements.

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

United Bulk Terminal (“UBT”)

UBT provides transfer, storage and blending services as well as fleeting and shifting services at our facility. Blending is the process of combining multiple grades of coal or petroleum coke cargoes based on customer specifications. Contract types for UBT are primarily based on transfer of cargo (i) from barge to storage to vessel or (ii) from barge directly to vessel. These contracts include a storage allowance and rate structure for storage charges. They include a transfer rate that may contain annual escalation clauses. Within most of its contracts, UBT provides production guarantees to its customers. Production guarantees relate to the tons per hour rate that UBT will guarantee to load or unload their vessels. If they are not met, UBT owes demurrage to the customer; if they are met, UBT earns despatch, which is compensation for loading and unloading faster than the guaranteed rate. The majority of UBT revenue is generated from the transfer of cargoes.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 30, 2011, on August 9, 2010, U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”).

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued very nominal shipments of finished phosphate “dry rock” as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. The impact on our revenue in 2011 of Mosaic’s failure to ship any volumes would be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

Business Segment Selected Financial Data

The following table sets forth, for the periods indicated, amounts derived from our unaudited consolidated financial statements:

	Three-months Ended March 31, 2011	Three-months Ended March 31, 2010
	(Dollars in thousands)

Statement of Operations:
Revenue:
UBL	33,041	28,043
UBT	13,737	13,518
UOS	31,456	37,353
Other and eliminations	(2,036)	(2,049)

Total	$76,198	$76,865

Operating expenses: (1)
UBL	26,468	23,799
UBT	8,108	7,052
UOS	22,390	25,311
Other and eliminations	(2,035)	(2,055)

Total	$54,931	$54,107

Operating income (loss):
UBL	1,151	(3,922)
UBT	1,836	3,178
UOS	1,431	3,697
Other and eliminations	(35)	(38)

Total	$4,383	$2,915

Balance Sheet (at end of period):

Total assets:
UBL	180,189	183,498
UBT	69,739	72,914
UOS	167,809	186,060
Other and eliminations	2,905	9,525

Total	$420,642	$451,997

(1)	Excludes administrative and general expenses, depreciation and amortization and (gain)/loss on sale of assets.

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

Accounts Receivable and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments, which are provided for in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customers’ receivables, considering customers’ financial condition, credit history and other current economic conditions. If a customer’s financial condition were to deteriorate which might impact its ability to make payment, then additional allowances may be required.

Revenue Recognition

Revenue is primarily derived from coal, petcoke, steel-related products, phosphate and grain transportation (among other cargoes), and transfer and storage services to unaffiliated entities. Revenues from transportation and transfer services are recognized as services are rendered. Revenue from certain transportation services is recognized using the percentage of completion method, which includes estimates of the distance traveled and/or time elapsed compared to the total estimated contract. Storage revenue is recognized monthly based on the volumes held at the storage facility over the contract grace period.

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

Planned Major Maintenance

Expenditures incurred during a drydocking are deferred and amortized on a straight-line basis over the period until the next scheduled drydocking, generally two and a half years. The Company only includes in deferred drydocking costs those direct costs that are incurred as part of the vessel’s maintenance that is required by the Coast Guard and/or classification society regulations. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for routine maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. If unforeseen maintenance issues were discovered during the drydocking process, expenditures could be higher than anticipated.

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

No new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations were necessary for the three months ended March 31, 2011. Unforeseen or unknown conditions of future long-lived assets or new governmental regulations applicable to such assets may result in unexpected retirement obligation costs.

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

Long-lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow. There were no indications of impairment during the three months ended March 31, 2011 or March 31, 2010. An unexpected change in vessel market value could create an impairment, thereby resulting in an undetermined loss on the vessel.

Results of Operations

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

Revenue. Revenue decreased to $76.2 million for the three months ended March 31, 2011 compared to $76.9 million for the three months ended March 31, 2010, a decrease of $0.7 million or 1%.

UBL total revenue increased to $33.0 million for the three months ended March 31, 2011 from $28.0 million for the three months ended March 31, 2010, an increase of $5.0 million or 18%. UBL revenue from open freight, which is generally coal and petcoke, increased to $14.3 million for the three months ended March 31, 2011 from $10.6 million for the three months ended March 31, 2010, an increase of $3.7, million or 35%. This increase was equally attributable to higher volumes and increased rates. Revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $8.0 million for the three months ended March 31, 2011 from $6.2 million for the three months ended March 31, 2010, an increase of $1.8 million or 29%. This increase was due to increases in northbound volumes coupled with an overall increase in both southbound and northbound rates. UBL outside towing revenue earned by moving barges for other barge owners increased to $4.0 million for the three months ended March 31, 2011 from $3.4 million for the three months ended March 31, 2010, an increase of $0.6 million or 18%. This increase was due to an increase in outside towing volume coupled with a slight rate increase. UBL other revenue increased to $2.0 million for the three months ended March 31, 2011 from $1.4 million for the three months ended March 31, 2010, an increase of $0.6 million or 43%. This increase was primarily due to increased fleeting services.

UBT total revenue increased to $13.7 million for the three months ended March 31, 2011 from $13.5 million for the three months ended March 31, 2010, an increase of $0.2 million or 1%. This increase resulted from fewer barge delays at the terminal.

UOS total revenue decreased to $31.5 million for the three months ended March 31, 2011 from $37.4 million for the three months ended March 31, 2010, a decrease of $5.9 million or 16%. UOS revenue from contracts decreased to $14.0 million for the three months ended March 31, 2011 from $17.0 for the three months ended March 31, 2010, a decrease of $3.0 million or 18%. This decrease was primarily due to reductions in Mosaic volumes, partially offset by volumes transported for a grain customer previously captured as spot revenue. The combined UOS revenues from PL-480, spot and time charter decreased to $16.5 million for the three months ended March 31, 2011 from $19.9 million for the three months ended March 31, 2010, a decrease of $3.4 million, or 17%. Cargo moves in the comparable period in 2010 required more inland cargo services, which had increased both the revenue and the port costs in the comparable 2010 period.

Operating Expenses. Operating expenses increased to $54.9 million for the three months ended March 31, 2011 from $54.1 million for the three months ended March 31, 2010, an increase of $0.8 million or 1%. Operating expenses for the three months ended March 31, 2011 were 72% of operating revenue, and for the three months ended March 31, 2010, were 70% of revenue. The increase was attributable to higher fuel costs, lease and charter costs and maintenance costs, offset by a decrease in port costs.

Operating expenses for UBL increased to $26.5 million for the three months ended March 31, 2011 from $23.8 million for the three months ended March 31, 2010, an increase of $2.7 million or 11%. The largest increase in UBL operating expenses for the three months ended March 31, 2011 was attributable to higher fuel costs, port costs, leasing costs, which impacted direct costs by $2.0 million.

Operating expenses for UBT increased to $8.1 million for the three months ended March 31, 2011 from $7.0 million for the three months ended March 31, 2010, an increase of $1.1 million or 16%. The increase in UBT operating expenses for the three months ended March 31, 2011 was primarily driven by higher lease and charter costs and port costs.

Operating expenses for UOS decreased to $22.4 million for the three months ended March 31, 2011 from $25.3 million for the three months ended March 31, 2010, a decrease of $2.9 million or 11%. The decrease in UOS operating expenses for the three months ended March 31, 2011 was primarily attributable to lower port costs of $2.6 million as a result of fewer cargo moves requiring inland cargo services, as noted above.

Administrative and general. Administrative and general costs increased to $8.9 million for the three months ended March 31, 2011 from $8.6 million for the three months ended March 31, 2010, an increase of $0.3 million, or 3%. The increase was primarily attributable to higher property tax expense.

Depreciation and Amortization. Depreciation and amortization decreased to $10.2 million for the three months ended March 31, 2011 from $11.3 million for the three months ended March 31, 2010, a decrease of $1.1 million or 10%. Substantially all of the decrease is due to assets fully depreciating.

Other Income. Other income increased to a gain of $2.4 million for the three months ended March 31, 2011 from zero for the three months ended March 31, 2010, an increase of $2.4 million. The gain in 2011 results from the sale of UOS and UBL barges and from the sale of scrap material.

Interest Expense. Interest expense decreased to $6.9 million for the three months ended March 31, 2011 from $7.2 million for the three months ended March 31, 2010, a decrease of $0.3 million or 4%. This decrease was due primarily to the decrease in principal on the Senior Secured Notes and ABL year over year.

Income Taxes. The Company is a limited liability company and is treated as a partnership for federal income tax purposes. Therefore, it records no income tax provision.

Liquidity and Capital Resources

Our funding requirements include (i) maintenance of our marine fleet and terminal facility, (ii) interest payments and (iii) other working capital requirements. We do not currently anticipate any significant purchases of additional ocean-going vessels or inland towboats or barges. Our primary sources of liquidity are cash generated from operations and borrowings under our senior credit facilities. As referenced above under the heading “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – United Barge Line “UBL”, we do not expect the adverse river conditions impacting UBL to have a material negative impact on our liquidity position, but we continue to monitor the situation as it evolves. However, we can provide no assurance that there will be no significant impact on UMG’s business if river conditions worsen.

We believe that our operating cash flow and amounts available for borrowing under our ABL will be adequate to fund our capital expenditures and working capital requirements for the next twelve months. Our ABL provides for available borrowings of up to $135 million subject to the borrowing base, and is secured by substantially all the assets of the borrowers and the guarantors on a first priority basis. As of March 31, 2011, our asset base would have allowed us to have access to the entire committed amount of $135 million, less $6.7 million of adjustments pursuant to the borrowing base, and as of such date, we had borrowed $42.0 million. We must comply with certain financial and other covenants under the ABL. While we currently believe that we will be able to meet all of the financial covenants imposed by our ABL, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the ABL in the future.

Subject to certain conditions, the indenture governing the Senior Secured Notes requires us on an annual basis to offer to repurchase a portion of these notes or, at our option, repay a portion of the outstanding balance under the ABL, in each case with 50% of our Excess Cash Flow (as defined in the indenture). If we elect to repurchase our Senior Secured Notes, the purchase price will be equal to 100% of the principal amount, plus accrued and unpaid interest and any Special Interest (as defined in the indenture) to the date of purchase. If the aggregate purchase price of the Senior Secured Notes tendered exceeds the amount of our offer, the trustee under our indenture will select the notes to be accepted for purchase on a pro rata basis. Based on our 2010 Excess Cash Flow, we offered to repurchase up to $4.5 million of outstanding Senior Secured Notes, which reflects a credit, as permitted in the indenture, for 2010 open market purchases of $10 million. Our offer to repurchase was not accepted during the second quarter of 2011. The foregoing disclosure is being provided solely as part of our management’s discussion and analysis of our business and liquidity and is not an offer to repurchase or a solicitation of tenders of Senior Secured Notes.

Notwithstanding our ongoing dispute with Mosaic, we believe that our operating cash flow and amounts available for borrowing under the ABL will be adequate to fund our capital expenditures and working capital requirements for the next twelve months.

The following were the net changes in operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Cash flows provided by (used in):
Operating activities	$7,764	$13,293
Investing activities	2,174	(1,400)
Financing activities	(17,021)	(20,105)

Net decrease in cash and cash equivalents	$(7,083)	$(8,212)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $7.8 million for the three months ended March 31, 2011 as compared to $13.3 million for the three months ended March 31, 2010, a decrease of $5.5 million. Cash from operating activities decreased due to higher working capital requirements.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $2.2 million for the three months ended March 31, 2011 as compared to net cash used in investing activities of $1.4 million for the three months ended March 31, 2010, an increase in net cash provided of $3.6 million. The increase in net cash provided by investing activities was primarily attributable to proceeds from the sale of UOS and UBL assets.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $17.0 million for the three months ended March 31, 2011 as compared to net cash used in financing activities of $20.1 million for the three months ended March 31, 2010, a decrease in net cash used of $3.1 million. The decrease in net cash used in financing activities was primarily attributable to the decrease in our outstanding indebtedness. During the quarter, the Company did not repurchase any Senior Secured Notes, but may, from time to time, make additional open market, privately negotiated or other purchases.

Capital Expenditures

In 2011, we expect capital expenditures for maintenance and improvement of our vessel fleet, terminal and general capital equipment to be approximately $20 million. During the three months ended March 31, 2011, we incurred $2.0 million in capital expenditures.

Drydock expenditures for our ocean-going vessels are driven by Coast Guard and vessel classification society regulations and management’s own strict maintenance guidelines and associated drydocking schedules, which require vessel drydocking twice every five years. Management expects up to three of our vessels to drydock in 2011 and up to two in 2012. Although actual costs cannot presently be estimated with certainty, management also expects that future overhauls of both ocean-going and inland vessels in the next three to five years may require significantly higher capital expenditures due to new and anticipated environmental regulations that would require upgrades for reduced air emissions upon the “remanufacture” of marine diesel engines and the installation of ballast water management systems.

Contractual Obligations

The following is a tabular summary of our future contractual obligations as of March 31, 2011 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	2011	2012	2013	2014	2015	After 2015	Total Obligations
	(In millions of dollars)

Senior Secured Notes	$—	$—	$—	$—	$190.0	$—	$190.0
Interest on Senior Secured Notes (1)	22.3	22.3	22.3	22.3	11.2	—	100.4

Asset Based Loan	—	—	42.0	—	—	—	42.0

Interest on ABL (2)	1.3	1.7	1.7	—	—	—	4.7

Operating leases	9.9	13.1	11.6	6.9	6.6	40.8	88.9

Total	$33.5	$37.1	$77.6	$29.2	$207.8	$40.8	$426.0

(1)	Interest is calculated based on a fixed per annum rate of 11.75%.
(2)	The contractual obligations related to the ABL are calculated based on the level of borrowings at March 31, 2011, and the interest rate at that time of 4.06% and 0.75% calculated on the unused commitment line.

Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities

We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities. See the notes to the financial statements in Item 1, Note 2 for new accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Fuel Hedging Policy

We are exposed to various market risks, including changes in fuel prices. As of March 31, 2011, we have hedges in place for 2.6 million gallons for the remainder of 2011 and 2.0 million gallons for 2012. These amounts represent 59% of our estimated 2011 UBL fuel exposure and 33% of our expected 2012 UBL fuel exposure. Our average heating oil swap price as of March 31, 2011 is $2.33 per gallon for 2011, and $2.55 per gallon for 2012.

Derivative Instruments and Hedging Activities

Please see the Notes to the Consolidated Financial Statements for details.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 30, 2011, on August 9, 2010, United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”).

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued very nominal shipments of finished phosphate “dry rock” as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. The impact on our revenue in 2011 of Mosaic’s failure to ship any volumes would be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

ITEM 1A.	RISK FACTORS.

There have not been any material changes in our risk factors as previously disclosed in our Form 10-K, Item 1A as of December 31, 2010 (Commission File Number 333-165796).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Jason Grant, our Chief Financial Officer, is required under his employment agreement to purchase at least $300,000 worth of class A units of GS Maritime Holding LLC, our ultimate parent company. On April 25, 2011, Mr. Grant purchased 173 class A units in accordance with his employment agreement. Mr. Grant paid $300,000 in cash for the class A units. The class A units have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state. The class A units were issued to Mr. Grant in reliance on the exemptions from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

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
Jason Grant
Chief Financial Officer (duly authorized signatory and principal financial officer of the Company)

Date: May 13, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.