Form 10-Q
period 2011-06-30
United Maritime Group, LLC
filed 2011-08-11
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue
Revenue	$80,219	$77,514	$156,416	$154,380
Operating expenses
Operating expenses	54,231	47,422	103,608	96,192
Maintenance and repairs	5,131	9,243	10,697	14,582
Administrative and general	8,542	8,784	17,397	17,393
Depreciation	9,111	10,958	18,590	21,567
Amortization of intangible assets	659	659	1,319	1,319
Asset retirement obligation accretion expense	54	50	106	98
(Gain) loss on sale of assets	(135)	18	(2,310)	(66)

Total operating expenses	77,593	77,134	149,407	151,085

Operating income	2,626	380	7,009	3,295
Other income (loss)	387	64	648	(27)
Interest charges:
Interest expense	6,222	6,693	12,533	13,406
Amortization of deferred financing costs	549	535	1,097	1,067

Net loss	$(3,758)	$(6,784)	$(5,973)	$(11,205)
Other comprehensive (loss) income
Change in net unrealized loss on cash flow hedges	(1,443)	(938)	773	(808)

Comprehensive loss	$(5,201)	$(7,722)	$(5,200)	$(12,013)

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	June 30, 2011		December 31, 2010
	(Unaudited	)
Assets
Current assets:
Cash and cash equivalents	$2,057		$7,481
Accounts receivable, net of allowances for doubtful accounts of $490 and $486, respectively	32,782		31,183
Materials and supplies	19,869		19,081
Prepaid expenses and other current assets	10,812		3,314

Total current assets	65,520		61,059
Property and equipment	449,358		457,057
Work in progress	7,075		146
Accumulated depreciation	(137,228)		(124,765)

Property and equipment, net	319,205		332,438
Other assets:
Deferred financing costs, net of amortization of $2,653 and $1,603, respectively	7,341		8,391
Intangible assets, net of amortization of $8,859 and $7,541, respectively	20,110		21,428
Deferred drydocking costs, net	3,430		5,743

Total other assets	30,881		35,562

Total assets	$415,606		$429,059

Liabilities and member’s equity
Current liabilities:
Accounts payable	$15,429		$11,081
Accounts payable related parties	750		1,500
Accrued expenses	8,987		10,934
Deferred revenue	6,604		4,195
Other current liabilities	212		0

Total current liabilities	31,982		27,710
Asset retirement obligation	3,005		2,899
Other liabilities	10,429		9,570
Long-term debt	234,985		248,985

Total liabilities	280,401		289,164
Member’s equity	135,205		139,895

Total liabilities and member’s equity	$415,606		$429,059

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(5,973)	$(11,205)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	18,590	21,567
Amortization of intangible assets	1,319	1,319
Amortization of deferred financing costs	1,097	1,067
Amortization of deferred drydocking assets	2,082	2,027
Accretion expense	106	98
Stock-based compensation	210	156
Deferred drydocking expenditures	0	(2,386)
Loss on equity investment of unconsolidated affiliate	0	127
Gain on sale of assets	(2,310)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(1,599)	6,473
Materials and supplies	(788)	(1,048)
Prepaid expenses and other assets	(6,562)	(4,485)
Other deferred liabilities	751	682
Accounts payable and accrued expenses	4,400	8,519

Net cash provided by operating activities	11,323	22,845

Investing activities
Additions to property and equipment	(7,388)	(9,324)
Proceeds from sale of assets	4,341	230
Distributions from unconsolidated affiliate	0	325

Net cash used in investing activities	(3,047)	(8,769)

Financing activities
Repayment of debt	(45,003)	(43,125)
Asset based loan draws	31,003	20,000
Capital contribution by member	300	0
Payment of deferred financing costs	0	(92)

Net cash used in financing activities	(13,700)	(23,217)

Net change in cash	(5,424)	(9,141)
Cash and cash equivalents, at beginning of period	7,481	11,631

Cash and cash equivalents, at end of period	$2,057	$2,490

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,596	$14,016

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statement of Changes in Member’s Equity

(In thousands, except share amounts)

(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Member’s Equity
	Common Stock
	Units	Amount
Balance at December 31, 2010	100	$173,000	$3,481	$1,213	$(37,799)	$139,895

Net loss	0	0	0	0	(5,973)	(5,973)
Change in fair value of derivative	0	0	0	773	0	773
Capital contribution	0	0	300	0	0	300
Stock-based compensation	0	0	210	0	0	210

Balance at June 30, 2011	100	$173,000	$3,991	$1,986	$(43,772)	$135,205

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

The accompanying unaudited consolidated financial statements should be read in conjunction with our December 31, 2010 audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of the Company for the periods covered thereby. The accompanying unaudited consolidated financial statements include the accounts of United Maritime Group, LLC (“UMG” or “United Maritime”) and its wholly owned subsidiaries (U.S. United Bulk Terminal, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, U.S. United Inland Services, LLC , UMG Towing Company, LLC and U.S. United Bulk Logistics, LLC). United Maritime is a wholly owned subsidiary of GS Maritime Intermediate Holding LLC, (“GS Intermediate”). GS Intermediate is a wholly owned subsidiary of GS Maritime Holding LLC, (“the Holding Company”). The Company’s principal operations are to provide logistic services for dry bulk commodities including terminal, barge and ocean transportation services. All intercompany balances and transactions have been eliminated in consolidation. Neither GS Intermediate nor the Holding Company is consolidated in the accompanying unaudited consolidated financial statements.

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

Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”), Comprehensive Income (“ASC 220”), established standards for the reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. ASC 220 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported other comprehensive gains and losses in its unaudited consolidated statements of changes in member’s equity and on the unaudited consolidated statements of operations and comprehensive loss.

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

A summary of the activity in the allowance for uncollectible accounts is as follows:

	June 30 2011	December 31 2010
	(In thousands)
Balance, beginning of period	$486	$573
Additions charged to provision for bad debts	55	42
Accounts receivable written off (net of recoveries)	(51)	(129)

Balance, end of period	$490	$486

Inventory Costs

Materials and supplies, including fuel costs, are stated at the lower of cost or market using the average cost method.

Revenue

Revenue is primarily derived from coal, petcoke, steel-related products, phosphate, and grain transportation (among other cargoes), and transfer and storage services to unaffiliated entities. Revenue from transportation and transfer services is recognized as services are rendered. Revenue from certain transportation services is recognized using the percentage of completion method, which includes estimates of the distance traveled or time elapsed compared to the total estimated contract. Storage revenue is recognized monthly based on the volumes held at the storage facility beyond the contract grace period.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Additions, replacements and betterments are capitalized; maintenance and repairs are charged to expense as incurred. Items sold or retired are removed from the assets and accumulated depreciation accounts and any resulting gains or losses are properly included in the unaudited consolidated statements of operations and comprehensive loss.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers primarily in North America conducting business in the utility, metallurgical, phosphate and grain industries. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. The Company assesses the risk of non-performance of the derivative’s counter party in determining the fair value of the derivative instruments in accordance with ASC No. 820 (“ASC 820”), Fair Value Measurements.

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment and ASC No. 205, Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. There were no impairments during the six months ended June 30, 2011 or June 30, 2010.

Derivative Instruments and Hedging Activities

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

We are exposed to various market risks, including changes in fuel prices. As of June 30, 2011, we have hedges in place for 1.8 million gallons for the remainder of 2011, 3.0 million gallons for 2012 and 0.5 million gallons for 2013. These amounts represent 59% of our estimated 2011 United Barge Line (“UBL”) business segment fuel exposure and 50% of our expected 2012 UBL fuel exposure and 8% of our expected 2013 UBL fuel exposure. Our average heating oil swap price as of June 30, 2011 is $2.33 per gallon for 2011, and $2.76 per gallon for 2012. For 2013 our average Ultra Low Sulfur Diesel swap price is $2.93 per gallon. The Company entered into derivative contracts during 2010 and 2011 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2013, and settle monthly. As of June 30, 2011 and December 31, 2010, the current asset portion of the hedges was valued at $2.2 million and $1.2 million, respectively, classified as an other current asset and for June 30, 2011 the liability portion of the hedge was valued at $0.2 million, classified as an other liability. During the six-month period ended June 30, 2011, the Company recognized a reduction in expense of $1.1 million, and for the six-month period ended June 30, 2010, the Company recognized an expense of $0.04 million.

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

As of June 30, 2011 and December 31, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis, including fuel hedge agreements. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2011 and December 31, 2010.

	Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$2,198	$0	$2,198	$0

Total	$2,198	$0	$2,198	$0

Other liabilities:
Fuel hedge	$212	$0	$212	$0

Total	$212	$0	$212	$0

	Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$1,213	$0	$1,213	$0

Total	$1,213	$0	$1,213	$0

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

	June 30, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$184,985	$182,852	$0	$182,852	$0
Asset Based Loan	50,000	50,000	0	50,000	0

Total	$234,985	$232,852	$0	$232,852	$0

	December 31, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$189,985	$193,626	$0	$193,626	$0
Asset Based Loan	59,000	59,000	0	59,000	0

Total	$248,985	$252,626	$0	$252,626	$0

During the six months ended June 30, 2011 and 2010, respectively, there were no assets that required an adjustment to their carrying values since no impairment indicators were present.

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

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The liability must be revalued annually based on current market prices.

The Company recognized accretion expense associated with asset retirement obligations for each of the six-month periods ended June 30, 2011 and 2010 of $0.1 million. During these periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations was necessary.

Deferred Financing Costs

In December, 2009, the Company incurred $10.3 million in financing costs in connection with the issuance of $200 million of senior secured notes due June 15, 2015 (the “Senior Secured Notes”) and the entry into a new asset based loan facility (the “ABL”). Such financing costs were deferred and are classified as deferred financing costs at June 30, 2011 and December 31, 2010. During each of the six-month periods ended June 30, 2011 and 2010, the Company amortized $1.1 million of these costs, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. The reclassifications had no impact on net loss or member’s equity.

3. Long-Term Debt

In December 2009, the Company refinanced its existing debt with $200 million Senior Secured Notes and an asset based loan (“ABL”) facility of up to $135 million. As of June 30, 2011, the aggregate principal amount of indebtedness outstanding under the Senior Secured Notes and ABL was $185 million and $50 million, respectively.

Interest on the Senior Secured Notes is payable semi-annually, commencing June 15, 2010. The Senior Secured Notes mature and are due on June 15, 2015. The interest rate is fixed at 11.75% per annum. No principal payments are due until maturity, subject to early required mandatory prepayment provisions set forth in the indenture governing the Senior Secured Notes.

The interest on the ABL is payable monthly, commencing December 31, 2009. No principal payments are due until maturity on December 22, 2013, subject to early required mandatory prepayment provisions set forth in the credit agreement for the ABL. The interest rate as of June 30, 2011 was 4.00%, which reflects a rate of LIBOR plus the applicable margin of 3.75%.

The following is a schedule by year of approximate future minimum debt payments as of June 30, 2011:

(In thousands)
2013	$50,000
2014	0
2015	184,985

Total	$234,985

The Company’s debt agreements contain various restrictive covenants, including the maintenance of certain financial ratios, and limitations on capital expenditures, the ability to pay dividends, incur debt or subject assets to liens. At June 30, 2011, the Company was in compliance in all material respects with all applicable covenants set forth in the indenture governing the Senior Secured Notes and the credit agreement governing the ABL.

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

The Holding Company profit units are issued to certain Company employees, certain members of the Holding Company’s Board of Directors and others at the discretion of the Holding Company’s Board of Directors. The Holding Company’s Board of Directors has the discretion to issue units at any time, including profit units. The profit units granted to employees are divided into time-based and performance-based vesting. The time-based units vest over periods of up to 60 months. Assuming continued employment of the employee with the Company, 20% vest on the first anniversary of the grant date, and the remaining 80% vest in four equal installments on the second, third, fourth, and fifth anniversaries of the grant date. The performance-based units vest based on certain performance conditions being met or achieved and, in all cases, assuming continued employment. The performance conditions relate to holders of class A units receiving a specified multiple on their investment upon a liquidation event. If an employee is terminated, the Holding Company may repurchase the employee’s vested profit units at fair market value.

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

In accordance with ASC No. 718, the Company recorded stock-based compensation expense for the six-months ended June 30, 2011 and 2010 of $0.2 million and $0.2 million, respectively, which is included in administrative and general expense in the unaudited consolidated statements of operations and comprehensive loss. The activity under the plan for the six-months ended June 30, 2011 is presented below.

	Profit Units Outstanding	Weighted Average Grant Date Fair Value
Non-vested balance at end of period December 31, 2010	7,992	$455.63
Units granted	0	0
Units forfeited	0	0
Vested	(184)	497.90

Non-vested balance at end of period June 30, 2011	7,808	$454.63

As of June 30, 2011, there was approximately $2.8 million of total unrecognized compensation expense related to the profit units. These costs are expected to be recognized over a weighted average period of 4 years.

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

Amortization of intangible assets is charged to expense on a straight-line basis in the accompanying unaudited consolidated statements of operations and comprehensive loss. If impairment events occur, the Company could accelerate the timing of purchased intangible asset charges. For each of the six-month periods ended June 30, 2011 and 2010, amortization expense related to the intangible assets acquired and the intangible liability assumed was $1.3 million.

A summary of intangible assets at June 30, 2011 and 2010 follows (in thousands)(unaudited):

	Asset Life	December 31, 2010 Balance	Amortization	June 30, 2011 Balance
Favorable Lease - Barges	13.5 years	$1,391	$53	$1,338
Favorable Lease - Ocean Vessels	6 years	12,548	439	12,109
Favorable Lease - Davant facility	21 years	964	17	947
Unfavorable Lease - Davant facility	22 years	(7,011)	(114)	(6,897)
Customer Relationship (Contracts)	10 years	13,536	923	12,613

Total		$21,428	$1,318	$20,110

	Asset Life	December 31, 2009 Balance	Amortization	June 30, 2010 Balance
Favorable Lease - Barges	13.5 years	$1,498	$54	$1,444
Favorable Lease - Ocean Vessels	6 years	13,426	439	12,987
Favorable Lease - Davant facility	21 years	998	17	981
Unfavorable Lease - Davant facility	22 years	(7,240)	(115)	(7,125)
Customer Relationship (Contracts)	10 years	15,382	923	14,459

Total		$24,064	$1,318	$22,746

Estimated future amortization expense is as follows at June 30, 2011:

(In thousands)
2011	$1,318
2012	2,636
2013	12,548
2014	1,758
2015	1,758
Thereafter	92

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	Average Useful Lives In Years	June 30, 2011	December 31, 2010
	(unaudited)
Land		$7,025	$7,025
Buildings	1 - 30	4,527	4,501
Vessels	3 - 28	360,293	368,349
Terminals	1 - 35	56,763	56,915
Machinery	1 - 20	11,742	11,284
Other	1 - 20	9,008	8,984
Work in progress		7,075	146

Total costs		456,433	457,204
Accumulated depreciation		(137,228)	(124,766)

Property and equipment, net		$319,205	$332,438

7. Employee Postretirement Benefits

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees of the Company that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. Effective December 4, 2007, the Company and its subsidiaries’ employer matching contributions were 100% of up to 6% of eligible participant contributions. Effective May 5, 2009, the Company discontinued the employer contribution to this plan until further notice. Effective July 1, 2010, the Company reinstated the employer matching contribution of 50% of up to 6% of eligible participant compensation. For the six months ended June 30, 2011, the Company recognized $0.6 million in expense related to matching contributions. This expense is reflected in the operating expenses financial statement line item in the Company’s unaudited consolidated statements of operations and comprehensive loss.

8. Income Taxes

At the acquisition date, the Company changed the corporate structure from a corporation to a limited liability company (treated as a partnership for federal income tax purposes). As a result, the Company is no longer subject to federal income tax. State income taxes are immaterial in the periods presented.

9. Related Parties

The Company and its subsidiaries enter into certain transactions, in the ordinary course of business, with entities in which directors of the Company have interests. For each of the six-month periods ended June 30, 2011 and 2010, respectively, the Company incurred management fees under the financial consulting and management services agreement of approximately $0.8 million, which is classified as administrative and general expense in the Company’s unaudited consolidated statements of operations and comprehensive loss. In addition, approximately $0.4 million of expenses were incurred for each of the six-month periods ended June 30, 2011 and 2010, for legal services, regulatory compliance, and other services that are with related party vendors and customers.

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

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, on August 9, 2010, U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”). Mosaic has claimed force majeure as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, and the Company has notified Mosaic of our disagreement with their claim of force majeure.

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. Assuming that Mosaic would have shipped its annual minimum contract volume ratably throughout each year during the remaining term of the Mosaic Agreement, the impact of the stoppage on our future revenue will be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

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

Rental expense for the six-months ended June 30, 2011 and 2010 amounted to approximately $9.2 million and $8.4 million, respectively. Rental expense is included in the operating expenses financial statement line item in the unaudited consolidated statements of operations and comprehensive loss. The following is a schedule by year of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2011:

(In thousands)
2011	$6,623
2012	13,073
2013	11,567
2014	6,864
2015	6,577
Thereafter	40,770

Total minimum lease payments	$85,474

Other

As of June 30, 2011, certain financial institutions had issued letters of credit on behalf of the Company with an aggregate face amount of approximately $4.0 million, none of which had been drawn as of June 30, 2011.

11. Business Segments

The Company has three reportable business segments: United Bulk Terminal, United Barge Line and United Ocean Services. The Company records the corporate activity under the caption “Other.” The United Bulk Terminal segment includes barge and vessel unloading and loading as well as fleeting, shifting and storage at the terminal. The United Barge Line segment includes transporting, fleeting, shifting, and repair services along the Inland Waterways consisting of the Mississippi River, the Ohio River, the Illinois River and their tributaries (collectively known as “Inland Waterways”). The United Ocean Services segment provides transportation services on domestic and international voyages.

Management evaluates performance based on segment earnings, which is defined as operating income. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are eliminated upon consolidation.

	Reportable Segments
	United Bulk Terminal	United Barge Line	United Ocean Services	Other (1)	Intersegment Eliminations	Total
	(In thousands)
Six Months ended June 30, 2011
Total revenue	$31,316	$68,019	$61,151	$7,534	$0	$168,020
Intersegment revenues	0	0	0	0	(11,604)	(11,604)

Revenue from external customers	31,316	68,019	61,151	7,534	(11,604)	156,416
Operating expenses
Operating expenses	13,446	54,673	39,559	0	(4,070)	103,608
Maintenance and repairs	3,575	2,655	4,467	0	0	10,697
Depreciation and amortization	2,719	6,745	10,481	70	0	20,015
(Gain) loss on sale of assets	56	(1,858)	(508)	0	0	(2,310)
Administrative and general	4,991	7,069	5,645	7,226	(7,534)	17,397

Total operating expenses	24,787	69,284	59,644	7,296	(11,604)	149,407

Operating income (loss)	$6,529	$(1,265)	$1,507	$238	$0	$7,009

Total assets	$70,697	$178,965	$162,757	$365,500	$(362,313)	$415,606
Total capital expenditures	$2,551	$596	$4,184	$57	$0	$7,388

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk Terminal	United Barge Line	United Ocean Services	Other (1)	Intersegment Eliminations	Total
	(In thousands)
Six Months ended June 30, 2010
Total revenue	$26,457	$60,503	$71,280	$6,241	$0	$164,481
Intersegment revenues	0	0	0	0	(10,101)	(10,101)

Revenue from external customers	26,457	60,503	71,280	6,241	(10,101)	154,380
Operating expenses
Operating expenses	11,662	46,263	42,127	0	(3,860)	96,192
Maintenance and repairs	3,923	1,962	8,697	0	0	14,582
Depreciation and amortization	2,523	9,868	10,516	77	0	22,984
(Gain) loss on sale of assets	72	(139)	1	0	0	(66)
Administrative and general	4,161	6,781	6,446	6,241	(6,236)	17,393

Total operating expenses	22,341	64,735	67,787	6,318	(10,096)	151,085

Operating income (loss)	$4,116	$(4,232)	$3,493	$(77)	$(5)	$3,295

Total assets	$73,781	$180,289	$183,669	$416,741	$(411,786)	$442,694
Total capital expenditures	$3,342	$1,557	$4,375	$50	$0	$9,324

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk	United Barge	United Ocean		Intersegment
	Terminal	Line	Services	Other (1)	Eliminations	Total
	(In thousands)
Three Months ended June 30, 2011
Total revenue	$17,579	$34,978	$29,695	$3,942	$0	$86,194
Intersegment revenues	0	0	0	0	(5,975)	(5,975)

Revenue from external customers	17,579	34,978	29,695	3,942	(5,975)	80,219
Operating expenses
Operating expenses	6,977	29,296	19,993	0	(2,035)	54,231
Maintenance and repairs	1,924	1,564	1,643	0	0	5,131
Depreciation and amortization	1,344	3,324	5,120	35	1	9,824
(Gain) loss on sale of assets	56	(210)	19	0	0	(135)
Administrative and general	2,586	3,420	2,844	3,634	(3,942)	8,542

Total operating expenses	12,887	37,394	29,619	3,669	(5,976)	77,593

Operating income (loss)	$4,692	$(2,416)	$76	$273	$1	$2,626

Total assets	$70,697	$178,965	$162,757	$365,500	$(362,313)	$415,606
Total capital expenditures	$1,378	$76	$3,915	$42	$0	$5,411

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk	United Barge	United Ocean		Intersegment
	Terminal	Line	Services	Other (1)	Eliminations	Total
	(In thousands)
Three Months ended June 30, 2010
Total revenue	$12,939	$32,460	$33,927	$3,098	$0	$82,424
Intersegment revenues	0	0	0	0	(4,910)	(4,910)

Revenue from external customers	12,939	32,460	33,927	3,098	(4,910)	77,514
Operating expenses
Operating expenses	6,268	23,439	19,526	0	(1,811)	47,422
Maintenance and repairs	2,271	985	5,987	0	0	9,243
Depreciation and amortization	1,323	4,953	5,352	39	0	11,667
(Gain) loss on sale of assets	72	(55)	1	0	0	18
Administrative and general	2,073	3,447	3,265	3,098	(3,099)	8,784

Total operating expenses	12,007	32,769	34,131	3,137	(4,910)	77,134

Operating income (loss)	$932	$(309)	$(204)	$(39)	$0	$380

Total assets	$73,781	$180,289	$183,669	$416,741	$(411,786)	$442,694
Total capital expenditures	$2,824	$1,401	$3,190	$50	$0	$7,465

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

12. Debtor Guarantor Financial Statements

In December 2009, the Company issued its Senior Secured Notes which were fully and unconditionally guaranteed on a joint and several basis by all the Company’s subsidiaries. All subsidiaries are 100% owned by the Company.

Condensed Consolidating Balance Sheet as of June 30, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$1,670	$387	$0	$2,057
Accounts receivable trade, net of allowances for doubtful accounts	192,531	39,241	(198,990)	32,782
Materials and supplies	0	19,869	0	19,869
Prepaid expenses and other current assets	298	10,514	0	10,812

Total current assets	194,499	70,011	(198,990)	65,520
Property and equipment, net	337	318,868	0	319,205
Investment in subsidiaries	163,323	0	(163,323)	0
Deferred financing costs, net of amortization	7,341	0	0	7,341
Other assets	0	3,430	0	3,430
Intangible asset, net of amortization	0	20,110	0	20,110

Total	$365,500	$412,419	$(362,313)	$415,606

Liabilities and member’s equity
Current liabilities
Accounts payable	$4,753	$209,666	$(198,990)	$15,429
Accounts payable related parties	750	0	0	750
Accrued expenses	2,421	6,778	0	9,199
Deferred revenue	0	6,604	0	6,604

Total current liabilities	7,924	223,048	(198,990)	31,982
Other deferred liabilities	0	13,434	0	13,434
Long-term debt	234,985	0	0	234,985
Member’s equity	122,591	175,937	(163,323)	135,205

Total	$365,500	$412,419	$(362,313)	$415,606

Condensed Consolidating Balance Sheet as of December 31, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$7,180	$301	$0	$7,481
Accounts receivable trade, net of allowances for doubtful accounts	219,285	41,768	(229,870)	31,183
Materials and supplies	0	19,081	0	19,081
Prepaid expenses and other current assets	501	2,813	0	3,314

Total current assets	226,966	63,963	(229,870)	61,059
Property and equipment, net	350	332,088	0	332,438
Investment in subsidiaries	163,323	0	(163,323)	0
Deferred financing fees , net of amortization	8,391	0	0	8,391
Other assets	0	5,743	0	5,743
Intangible asset, net of amortization	0	21,428	0	21,428

Total	$399,030	$423,222	$(393,193)	$429,059

Liabilities and member’s equity
Current liabilities
Accounts payable	$7,871	$233,080	$(229,870)	$11,081
Accounts payable related parties	1,500	0	0	1,500
Accrued expenses	4,893	6,041	0	10,934
Deferred revenue	0	4,195	0	4,195

Total current liabilities	14,264	243,316	(229,870)	27,710
Other deferred liabilities	0	12,469	0	12,469
Long-term debt	248,985	0	0	248,985
Member’s equity	135,781	167,437	(163,323)	139,895

Total	$399,030	$423,222	$(393,193)	$429,059

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$7,534	$160,486	$(11,604)	$156,416
Operating expenses	0	118,375	(4,070)	114,305
Administrative and general	7,226	17,705	(7,534)	17,397
Depreciation and amortization	70	19,945	0	20,015
Gain on sale of assets	0	(2,310)	0	(2,310)

Operating income	238	6,771	0	7,009
Interest expense, net	13,630	0	0	13,630
Other expense (income), net	308	(955)	0	(647)
Tax provision	0	(1)	0	(1)

Net (loss) income	$(13,700)	$7,727	$0	$(5,973)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$6,241	$158,240	$(10,101)	$154,380
Operating expenses	0	114,634	(3,860)	110,774
Administrative and general	6,241	17,387	(6,235)	17,393
Depreciation and amortization	77	22,907	0	22,984
Gain on sale of assets	0	(66)	0	(66)

Operating (loss) income	(77)	3,378	(6)	3,295
Interest expense, net	14,473	0	0	14,473
Other expense, net	0	27	0	27

Net (loss) income	$(14,550)	$3,351	$(6)	$(11,205)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$3,942	$83,862	$(7,585)	$80,219
Operating expenses	0	63,005	(3,643)	59,362
Administrative and general	3,634	8,850	(3,942)	8,542
Depreciation and amortization	35	9,789	0	9,824
Gain on sale of assets	0	(135)	0	(135)

Operating income	273	2,353	0	2,626
Interest expense, net	6,771	0	0	6,771
Other expense (income), net	308	(694)	0	(386)
Tax provision	0	(1)	0	(1)

Net (loss) income	$(6,806)	$3,048	$0	$(3,758)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$3,098	$81,058	$(6,642)	$77,514
Operating expenses	0	60,209	(3,544)	56,665
Administrative and general	3,098	8,784	(3,098)	8,784
Depreciation and amortization	39	11,628	0	11,667
Loss on sale of assets	0	18	0	18

Operating (loss) income	(39)	419	0	380
Interest expense, net	7,228	0	0	7,228
Other income, net	0	(64)	0	(64)

Net (loss) income	$(7,267)	$483	$0	$(6,784)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities:
Net cash provided by operating activities	$8,246	$3,077	$0	$11,323
Investing activities:
Capital expenditures	(57)	(7,331)	0	(7,388)
Other investing activities	0	4,341	0	4,341

Net cash used in investing activities	(57)	(2,990)	0	(3,047)
Financing activities:
Net change in debt	(14,000)	0	0	(14,000)
Other financing activities	300	0	0	300

Net cash used in financing activities	(13,700)	0	0	(13,700)
Net (decrease) increase in cash and cash equivalents	(5,511)	87	0	(5,424)
Cash and cash equivalents, at beginning of period	7,181	300	0	7,481

Cash and cash equivalents, at end of period	$1,670	$387	$0	$2,057

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities:
Net cash provided by operating activities	$14,117	$8,728	$0	$22,845
Investing activities:
Capital expenditures	(50)	(9,274)	0	(9,324)
Other investing activities	0	555	0	555

Net cash used in investing activities	(50)	(8,719)	0	(8,769)
Financing activities:
Net change in debt	(23,217)	0	0	(23,217)
Other financing activities	0	0	0	0

Net cash used in financing activities	(23,217)	0	0	(23,217)
Net (decrease) increase in cash and cash equivalents	(9,150)	9	0	(9,141)
Cash and cash equivalents, at beginning of period	11,261	370	0	11,631

Cash and cash equivalents, at end of period	$2,111	$379	$0	$2,490

13. Subsequent Events

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

We are a leading independent provider of dry bulk marine transportation and terminal services in the U.S. We own and operate the largest coal and petcoke terminal in the Gulf of Mexico, which is strategically located as the first inbound dry bulk terminal on the Mississippi River. We also own and operate marine assets in the inland barge, U.S.-flag coastwise, and U.S. Government cargo preference markets and provide foreign flag ocean services through chartered assets. We operate in three business segments: United Bulk Terminal, United Barge Line and United Ocean Services. For the six months ended June 30, 2011, United Bulk Terminal’s primary cargoes (by tons transferred) consisted of coal and petcoke and United Barge Line’s primary cargoes (by tons transported) consisted of coal, petcoke, steel-related products and grain. United Ocean Services’ primary cargoes (by total revenue) consisted of coal, petcoke, phosphate fertilizer and PL-480 shipments.

United Bulk Terminal (“UBT”)

UBT provides transfer, storage and blending services as well as fleeting and shifting services at our facility. Blending is the process of combining multiple grades of coal or petroleum coke cargoes based on customer specifications. Contract types for UBT are primarily based on transfer of cargo (i) from barge to storage to vessel or (ii) from barge directly to vessel. These contracts include a storage allowance and rate structure for storage charges. They include a transfer rate that may contain annual escalation clauses. Within most of its contracts, UBT provides production guarantees to its customers. Production guarantees relate to the tons per hour rate that UBT will guarantee to load or unload their vessels. If they are not exceeded, UBT owes demurrage to the customer; if they are exceeded, UBT earns despatch, which is compensation for loading and unloading faster than the guaranteed rate. The majority of UBT revenue is generated from the transfer of cargoes.

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

Operating costs for UBL consist primarily of crewing, insurance, port costs, lease, maintenance and repairs, and fuel. Most of our term contracts have fuel price mechanisms which limit our exposure to changes in fuel price. However, our spot contracts do not have this mechanism and we therefore bear the risk of fuel price increases. In order to limit our exposure, we aim to hedge 25% to 75% of our expected fuel exposure over the next thirty to thirty-six month period.

We primarily utilize our owned fleet of towboats for transporting our barges. To the extent one or more of our towboats has unused capacity, we use the vessel to provide outside towing services. Outside towing revenue is earned by moving barges for third party affreightment carriers at a specific rate per barge per mile moved. These barges are typically added to our existing tows. On limited occasions, we have contracted for the use of third party towing services.

United Ocean Services (“UOS”)

UOS provides transportation services on domestic and international voyages. These services are contracted under single or consecutive voyage charters on a spot basis, or long-term contracts ranging from one to ten years. Most of the international voyages are performed under cargo preference programs, the most significant of which is Public Law 480 (“PL-480”). Revenues under these contracts are based on a per ton rate. We bear the risk of time lost due to weather, maintenance, and delay at docks which are not covered by demurrage. Demurrage is compensation due from the customer when there are delays at the dock that prevent the vessel from loading or unloading within the contract terms. Our contracts have fuel price mechanisms that limit our exposure to changes in fuel price. Occasionally, we time charter our vessels, such that the customer has exclusive use of a particular vessel for a specified time period and rates are on a per day basis. We pay expenses related to the vessel’s maintenance and operation and the charterer is responsible for all voyage costs, including port charges and fuel.

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

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, on August 9, 2010, U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”). Mosaic has claimed force majeure as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, and the Company has notified Mosaic of our disagreement with their claim of force majeure.

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. Assuming that Mosaic would have shipped its annual minimum contract volume ratably throughout each year during the remaining term of the Mosaic Agreement, the impact of the stoppage on our future revenue will be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

Business Segment Selected Financial Data

The following table sets forth, for the periods indicated, amounts derived from our unaudited consolidated financial statements:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
	(In thousands)
Statement of Operations:
Revenue:
UBT	$17,579	$12,939	$31,316	$26,457
UBL	34,978	32,460	68,019	60,503
UOS	29,695	33,927	61,151	71,280
Other and eliminations	(2,033)	(1,812)	(4,070)	(3,860)

Total	$80,219	$77,514	$156,416	$154,380

Operating expenses: (1)
UBT	$8,901	$8,539	$17,021	$15,585
UBL	30,860	24,424	57,328	48,225
UOS	21,636	25,513	44,026	50,824
Other and eliminations	(2,035)	(1,811)	(4,070)	(3,860)

Total	$59,362	$56,665	$114,305	$110,774

Operating income (loss):
UBT	$4,692	$932	$6,529	$4,116
UBL	(2,416)	(309)	(1,265)	(4,232)
UOS	76	(204)	1,507	3,493
Other and eliminations	274	(39)	238	(82)

Total	$2,626	$380	$7,009	$3,295

Balance Sheet (at end of period):
Total assets:
UBT	$70,697	$73,781	$70,697	$73,781
UBL	178,965	180,289	178,965	180,289
UOS	162,757	183,669	162,757	183,669
Other and eliminations	3,187	4,955	3,187	4,955

Total	$415,606	$442,694	$415,606	$442,694

(1)	Excludes administrative and general expenses, depreciation and amortization and (gain)/loss on sale of assets.

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

These statements have been prepared using our basis in the assets and liabilities acquired in the purchase transaction. The acquisition from TECO Energy was treated as a purchase and the assets so acquired were valued on our books at our assessments of their fair market value, as described below.

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

No new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations were necessary for the six-months ended June 30, 2011. Unforeseen or unknown conditions of future long-lived assets or new governmental regulations applicable to such assets may result in unexpected retirement obligation costs.

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

Long-lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow. There were no indications of impairment during the six months ended June 30, 2011 or June 30, 2010. An unexpected change in vessel market value could create an impairment, thereby resulting in an undetermined loss on the vessel.

Results of Operations

Three Months Ended June 30, 2011 Compared With Three Months Ended June 30, 2010

Revenue. Revenue increased to $80.2 million for the three months ended June 30, 2011, compared to $77.5 million for the three months ended June 30, 2010, an increase of $2.7 million or 3%.

UBT total revenue increased to $17.6 million for the three months ended June 30, 2011, from $12.9 million for the three months ended June 30, 2010, an increase of $4.7 million or 36%. This increase resulted from higher rates and additional tons compared to the prior year. In addition, there was significant improvement in net despatch/demurrage performance, wherein the terminal results improve by reducing the turnaround time of customers’ vessels. Finally, higher storage and dockage revenues and an increase in fleeting and barge handling activities added to UBT’s revenues.

UBL total revenue increased to $35.0 million for the three months ended June 30, 2011, from $32.5 million for the three months ended June 30, 2010, an increase of $2.5 million or 8%. UBL revenue from open freight, which is generally coal and petcoke, increased to $22.5 million for the three months ended June 30, 2011, from $19.7 million for the three months ended June 30, 2010, an increase of $2.8, million or 14%. This increase was attributable to increased rates. Revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $8.2 million for the three months ended June 30, 2011, from $7.0 million for the three months ended June 30, 2010, an increase of $1.2 million or 17%. This increase was due to increases in northbound volumes coupled with an overall increase in both southbound and northbound rates. UBL outside towing revenue earned by moving barges for other barge owners decreased to $3.4 million for the three months ended June 30, 2011, from $4.1 million for the three months ended June 30, 2010, a decrease of $0.7 million or 17%. This decrease was due to a decrease in barge tow sizes due to high water which limited the number of outside barges picked up. UBL other revenue decreased to $0.9 million for the three months ended June 30, 2011, from $1.7 million for the three months ended June 30, 2010, a decrease of $0.8 million or 47%. This decrease was primarily due to decreased demurrage.

UOS total revenue decreased to $29.7 million for the three months ended June 30, 2011, from $33.9 million for the three months ended June 30, 2010, a decrease of $4.2 million or 12%. UOS revenue from contracts decreased to $13.0 million for the three months ended June 30, 2011, from $18.3 for the three months ended June 30, 2010, a decrease of $5.3 million or 29%. This decrease was primarily due to reductions in Mosaic volumes, partially offset by volumes transported for a grain customer previously captured as spot revenue. The spot revenue for UOS, including PL-480, spot and foreign flag chartering activity, increased to $16.0 million for the three months ended June 30, 2011, from $15.3 million for the three months ended June 30, 2010, a increase of $0.7 million or 5%.

Operating Expenses. Operating expenses increased to $59.4 million for the three months ended June 30, 2011, from $56.7 million for the three months ended June 30, 2010, an increase of $2.7 million or 5%. Operating expenses for the three months ended June 30, 2011, were 74% of operating revenue, and for the three months ended June 30, 2010, were 73% of revenue. The increase was attributable to higher fuel costs, port costs and lease and charter costs, offset by a decrease in maintenance costs.

Operating expenses for UBT increased to $8.9 million for the three months ended June 30, 2011, from $8.5 million for the three months ended June 30, 2010, an increase of $0.4 million or 5%. The increase in UBT operating expenses for the three months ended June 30, 2011, was primarily driven by higher labor costs, fuel costs and port costs, offset by lower maintenance costs.

Operating expenses for UBL increased to $30.9 million for the three months ended June 30, 2011, from $24.4 million for the three months ended June 30, 2010, an increase of $6.5 million or 27%. The largest increase in UBL operating expenses for the three months ended June 30, 2011, was attributable to higher fuel costs, port costs and maintenance costs which impacted direct costs by $5.8 million.

Operating expenses for UOS decreased to $21.6 million for the three months ended June 30, 2011, from $25.5 million for the three months ended June 30, 2010, a decrease of $3.9 million or 15%. The decrease in UOS operating expenses for the three months ended June 30, 2011, was primarily attributable to lower maintenance costs and labor costs, offset by increased port costs. In this time period UOS was operating the equivalent of two less vessel(s) in its fleet due primarily to lower Mosaic volumes.

Administrative and general. Administrative and general costs decreased to $8.5 million for the three months ended June 30, 2011, from $8.8 million for the three months ended June 30, 2010, a decrease of $0.3 million, or 3%. The decrease was primarily attributable to lower professional services and insurance expense.

Depreciation and Amortization. Depreciation and amortization decreased to $9.8 million for the three months ended June 30, 2011, from $11.7 million for the three months ended June 30, 2010, a decrease of $1.9 million or 16%. Substantially all of the decrease is due to assets becoming fully depreciated.

Other Income. Other income increased to a gain of $0.5 million for the three months ended June 30, 2011, from a gain of $0.1 million for the three months ended June 30, 2010, an increase of $0.4 million. The gain in 2011 results from the sale of obsolete UBL barges and from the sale of scrap material.

Interest Expense. Interest expense decreased to $6.8 million for the three months ended June 30, 2011, from $7.2 million for the three months ended June 30, 2010, a decrease of $0.4 million or 6%. This decrease was due primarily to the decrease in outstanding principal on the Senior Secured Notes and ABL year over year.

Income Taxes. The Company is a limited liability company and is treated as a partnership for federal income tax purposes. Therefore, it records no income tax provision.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

Revenue. Revenue increased to $156.4 million for the six months ended June 30, 2011, compared to $154.4 million for the six months ended June 30, 2010, an increase of $2.0 million or 1%.

UBT total revenue increased to $31.3 million for the six months ended June 30, 2011, from $26.5 million for the six months ended June 30, 2010, an increase of $4.8 million or 18%. This increase resulted from a significant improvement in net despatch/demurrage performance, wherein the terminal results improve by reducing the turnaround time of customers’ vessels. Additionally, the terminal handled more tons at higher average rates compared to the prior year.

UBL total revenue increased to $68.0 million for the six months ended June 30, 2011, from $60.5 million for the six months ended June 30, 2010, an increase of $7.5 million or 12%. UBL revenue from open freight, which is generally coal and petcoke, increased to $41.6 million for the six months ended June 30, 2011, from $36.7 million for the six months ended June 30, 2010, an increase of $4.9, million or 13%. This increase was attributable to increased rates. Revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $16.2 million for the six months ended June 30, 2011, from $13.2 million for the six months ended June 30, 2010, an increase of $3.0 million or 23%. This increase was due to increases in southbound and northbound rates, offset by lower volumes. UBL other revenue decreased to $2.9 million for the six months ended June 30, 2011, from $3.1 million for the six months ended June 30, 2010, a decrease of $0.2 million or 6%. This decrease was primarily due to decreased fleeting services and demurrage.

UOS total revenue decreased to $61.2 million for the six months ended June 30, 2011, from $71.3 million for the six months ended June 30, 2010, a decrease of $10.1 million or 14%. UOS revenue from contracts decreased to $27.0 million for the six months ended June 30, 2011, from $35.3 for the six months ended June 30, 2010, a decrease of $8.3 million or 24%. This decrease was primarily due to reductions in Mosaic volumes, partially offset by volumes transported for a grain customer previously captured as spot revenue. The spot revenue for UOS, including PL-480, spot and foreign flag chartering activity, decreased to $32.5 million for the six months ended June 30, 2011, from $35.1 million for the six months ended June 30, 2010, a decrease of $2.6 million or 7%. Cargo moves in the comparable period in 2010 required more inland cargo services, which had increased both the revenue and the port costs in the comparable 2010 period.

Operating Expenses. Operating expenses increased to $114.3 million for the six months ended June 30, 2011, from $110.8 million for the six months ended June 30, 2010, an increase of $3.5 million or 3%. Operating expenses for the six months ended June 30, 2011, were 73% of operating revenue, and for the six months ended June 30, 2010, were 72% of revenue. The increase was attributable to higher fuel costs, lease and charter costs, and port costs, offset by a decrease in maintenance costs.

Operating expenses for UBT increased to $17.0 million for the six months ended June 30, 2011, from $15.6 million for the six months ended June 30, 2010, an increase of $1.4 million or 9%. The increase in UBT operating expenses for the six months ended June 30, 2011, was primarily driven by higher lease and charter costs, labor costs, port costs, and fuel costs of $1.7 million, offset by a decrease in maintenance costs of $0.3 million.

Operating expenses for UBL increased to $57.3 million for the six months ended June 30, 2011, from $48.2 million for the six months ended June 30, 2010, an increase of $9.1 million or 19%. The largest increase in UBL operating expenses for the six months ended June 30, 2011, was attributable to higher fuel costs, port costs, labor costs, and maintenance costs, which impacted direct costs by $9.1 million.

Operating expenses for UOS decreased to $44.0 million for the six months ended June 30, 2011, from $50.8 million for the six months ended June 30, 2010, a decrease of $6.8 million or 13%. The decrease in UOS operating expenses for the six months ended June 30, 2011, was primarily attributable to lower maintenance costs, port costs, and labor costs of $6.6 million.

Administrative and general. Administrative and general costs remained constant at $17.4 million for both the six months ended June 30, 2011 and June 30, 2010. Increases in property taxes of $0.6 million and salaries of $0.2 million were mainly offset by decreases in professional service expenses and insurance costs.

Depreciation and Amortization. Depreciation and amortization decreased to $20.0 million for the six months ended June 30, 2011, from $23.0 million for the six months ended June 30, 2010, a decrease of $3.0 million or 13%. Substantially all of the decrease is due to assets becoming fully depreciated.

Other Income. Other income increased to a gain of $3.0 million for the six months ended June 30, 2011, from zero for the six months ended June 30, 2010, an increase of $3.0 million. The gain in 2011 results from the sale of obsolete UOS and UBL barges and from the sale of scrap material.

Interest Expense. Interest expense decreased to $13.6 million for the six months ended June 30, 2011, from $14.5 million for the six months ended June 30, 2010, a decrease of $0.9 million or 6%. This decrease was due primarily to the decrease in outstanding principal on the Senior Secured Notes and ABL year over year.

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

We believe that our operating cash flow and amounts available for borrowing under our ABL will be adequate to fund our capital expenditures and working capital requirements for the next twelve months. Our ABL provides for available borrowings of up to $135 million subject to the borrowing base, and is secured by substantially all the assets of the borrowers and the guarantors on a first priority basis. As of June 30, 2011, our asset base would have allowed us to have access to the entire committed amount of $135 million, less $7.0 million of adjustments pursuant to the borrowing base, and as of such date, we had borrowed $50.0 million. We must comply with certain financial and other covenants under the ABL. While we currently believe that we will be able to meet all of the financial covenants imposed by our ABL, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the ABL in the future.

On August 5, 2011, United Barge Line sustained an incident on the lower Mississippi River resulting in two of its barges being sunk and incurring damage on its towboat and several other barges in the tow. The United States Coast Guard and National Resource Corporation were notified and have surveyed the site as required. As of August 11, 2011, the recovery operations are ongoing. The Company expects any damages from the incident that exceed applicable deductibles will be covered by the Company’s property, liability and cargo insurance policies. The Company estimates that the deductible portions of the claims will be less than $1 million and expects them to be recorded in the third quarter of 2011.

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

The following were the net changes in operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows provided by (used in):
Operating activities	$11,323	$22,845
Investing activities	(3,047)	(8,769)
Financing activities	(13,700)	(23,217)

Net decrease in cash and cash equivalents	$(5,424)	$(9,141)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $11.3 million for the six months ended June 30, 2011 as compared to $22.8 million for the six months ended June 30, 2010, a decrease of $11.5 million. Cash from operating activities decreased due to higher working capital requirements.

Cash Flows Provided by Investing Activities

Net cash used in investing activities was $3.0 million for the six months ended June 30, 2011 as compared to net cash used in investing activities of $8.8 million for the six months ended June 30, 2010, a decrease in net cash used of $5.8 million. The decrease in net cash used by investing activities was primarily attributable to proceeds from the sale of obsolete UOS and UBL assets.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $13.7 million for the six months ended June 30, 2011 as compared to net cash used in financing activities of $23.2 million for the six months ended June 30, 2010, a decrease in net cash used of $9.5 million. The decrease in net cash used in financing activities was primarily attributable to the decrease in our outstanding indebtedness. During the second quarter of 2011, the Company repurchased $5.0 million of Senior Secured Notes, and may, from time to time, make additional open market, privately negotiated or other purchases.

Capital Expenditures

In 2011, we expect capital expenditures for maintenance and improvement of our vessel fleet, terminal and general capital equipment to be approximately $20 million. During the six months ended June 30, 2011, we incurred $7.4 million in capital expenditures.

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

Contractual Obligations

The following is a tabular summary of our future contractual obligations as of June 30, 2011 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	2011	2012	2013	2014	2015	After 2015	Total Obligations
	(In thousands)
Senior Secured Notes	$0	$0	$0	$0	$184,985	$0	$184,985
Interest on Senior Secured Notes (1)	10,868	21,736	21,736	21,736	10,868	0	86,944
Asset Based Loan	0	0	50,000	0	0	0	50,000
Interest on ABL (2)	1,279	2,585	2,585	0	0	0	6,449
Operating leases	6,623	13,073	11,567	6,864	6,577	40,770	85,474

Total	$18,770	$37,394	$85,888	$28,600	$202,430	$40,770	$413,852

(1)	Interest is calculated based on a fixed per annum rate of 11.75%.

(2)	The contractual obligations related to the ABL are calculated based on the level of borrowings at June 30, 2011, and the interest rate at that time of 4.0% and 0.75% calculated on the unused commitment line.

Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities

We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities. See the notes to the financial statements in Item 1, Note 2 for new accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Fuel Hedging Policy

We are exposed to various market risks, including changes in fuel prices. As of June 30, 2011, we have hedges in place for 1.8 million gallons for the remainder of 2011, 3.0 million gallons for 2012 and 0.5 million gallons for 2013. These amounts represent 59% of our estimated 2011 United Barge Line (“UBL”) business segment fuel exposure and 50% of our expected 2012 UBL fuel exposure and 8% of our expected 2013 UBL fuel exposure. Our average heating oil swap price as of June 30, 2011 is $2.33 per gallon for 2011, and $2.76 per gallon for 2012. For 2013 our average Ultra Low Sulfur Diesel swap price is $2.93 per gallon.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, on August 9, 2010, U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”). Mosaic has claimed force majeure as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, and the Company has notified Mosaic of our disagreement with their claim of force majeure.

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. Assuming that Mosaic would have shipped its annual minimum contract volume ratably throughout each year during the remaining term of the Mosaic Agreement, the impact of the stoppage on our future revenue will be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

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

On August 9, 2011, David Bradford joined the Company as Vice President, Finance. Mr. Bradford previously served as the Vice President and Treasurer of Spirit Airlines, Inc. since January 2009 and as their Vice President and Controller from March 2007 to January 2009. Prior to joining Spirit, from March 2006 to March 2007, Mr. Bradford served as Director, External Reporting for Tupperware Brands Corporation, a publicly-traded multinational direct marketing company, where he was responsible for all SEC reporting and technical accounting research. Prior to Tupperware Brands Corporation, Mr. Bradford spent seven years in the airline industry in various financial roles primarily in turnaround situations. He has also held positions at Atlas Air Worldwide Holdings, a publicly-traded company that provides air cargo services, and AirTran Airways. Mr. Bradford is 43.

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

Date: August 11, 2011

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