Form 10-Q
period 2011-09-30
United Maritime Group, LLC
filed 2011-11-14
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Exhibit 10.1	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and David Bradford
Exhibit 10.2	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Richard Barnes
Exhibit 10.3	Equity Incentive Plan for Executive Officers
Exhibit 31.1	Certificate of the Chief Executive Officer
Exhibit 31.2	Certificate of the Chief Financial Officer
Exhibit 32.1	Written Statement of the Chief Executive Officer
Exhibit 32.2	Written Statement of the Chief Financial Officer

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)

Pursuant to Rule 406T of U.S, Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I – Financial Information

ITEM 1. FINANCIAL STATEMENTS.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenue
Revenue	$85,618	$80,064	$242,036	$234,442
Operating expenses
Operating expenses	52,158	47,896	155,766	144,072
Maintenance and repairs	9,597	7,867	20,294	22,466
Administrative and general	8,957	8,856	26,355	26,249
Depreciation	9,275	11,356	27,866	32,923
Amortization of intangible assets	659	659	1,977	1,977
Asset retirement obligation accretion expense	55	51	161	149
(Gain) loss on sale of assets	(115)	27	(2,425)	(39)

Total operating expenses	80,586	76,712	229,994	227,797

Operating income	5,032	3,352	12,042	6,645
Other income	224	837	871	810
Interest charges:
Interest expense	6,113	6,634	18,645	20,040
Amortization of deferred financing costs	549	536	1,646	1,603

Net loss	$(1,406)	$(2,981)	$(7,378)	$(14,188)
Other comprehensive (loss) income:
Change in net unrealized (loss) gain on cash flow hedges	(2,220)	811	(1,447)	3

Comprehensive loss	$(3,626)	$(2,170)	$(8,825)	$(14,185)

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,876	$7,481
Accounts receivable, net of allowances for doubtful accounts of $407 and $486, respectively	27,848	31,183
Materials and supplies	19,425	19,081
Prepaid expenses and other current assets	6,203	3,314

Total current assets	56,352	61,059
Property and equipment	455,187	457,057
Work in progress	5,029	146
Accumulated depreciation	(145,859)	(124,765)

Property and equipment, net	314,357	332,438
Other assets:
Deferred financing costs, net of amortization of $3,189 and $1,603, respectively	6,805	8,391
Intangible assets, net of amortization of $10,604 and $8,456, respectively	26,290	28,439
Deferred drydocking costs, net	4,757	5,743

Total other assets	37,852	42,573

Total assets	$408,561	$436,070

Liabilities and member’s equity
Current liabilities:
Accounts payable	$15,992	$11,081
Accounts payable related parties	0	1,500
Accrued expenses	15,107	10,934
Deferred revenue	5,332	4,195
Other current liabilities	1,128	0

Total current liabilities	37,559	27,710
Asset retirement obligation	3,060	2,899
Other liabilities	16,213	16,581
Long-term debt	220,025	248,985

Total liabilities	276,857	296,175
Member’s equity	131,704	139,895

Total liabilities and member’s equity	$408,561	$436,070

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating activities
Net loss	$(7,378)	$(14,188)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	27,866	32,923
Amortization of intangible assets	1,977	1,977
Amortization of deferred financing costs	1,646	1,603
Amortization of deferred drydocking assets	2,802	3,024
Accretion expense	161	149
Stock-based compensation	334	338
Deferred drydocking expenditures	(1,817)	(3,781)
Loss on equity investment of unconsolidated affiliate	0	127
Gain on sale of assets	(2,425)	(39)
Changes in operating assets and liabilities:
Accounts receivable	3,335	3,815
Materials and supplies	(344)	(2,697)
Prepaid expenses and other assets	(3,269)	(2,373)
Other deferred liabilities	(370)	606
Accounts payable and accrued expenses	8,896	9,238

Net cash provided by operating activities	31,414	30,722

Investing activities
Additions to property and equipment	(12,277)	(14,248)
Proceeds from sale of assets	4,918	232
Distributions from unconsolidated affiliate	0	325

Net cash used in investing activities	(7,359)	(13,691)

Financing activities
Repayment of debt	(96,963)	(60,140)
Asset based loan draws	68,003	32,000
Capital contribution by member	300	500
Payment of deferred financing costs	0	(92)

Net cash used in financing activities	(28,660)	(27,732)

Net change in cash	(4,605)	(10,701)
Cash and cash equivalents, at beginning of period	7,481	11,631

Cash and cash equivalents, at end of period	$2,876	$930

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$13,818	$13,859

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statement of Changes in Member’s Equity

(In thousands, except share amounts)

(Unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Member’s Equity

	Common Stock
	Units	Amount
Balance at January 1, 2011	100	$173,000	$3,481	$1,213	$(37,799)	$139,895

Net loss	0	0	0	0	(7,378)	(7,378)
Change in fair value of derivative	0	0	0	(1,447)	0	(1,447)
Capital contribution	0	0	300	0	0	300
Stock-based compensation	0	0	334	0	0	334

Balance at September 30, 2011	100	$173,000	$4,115	$(234)	$(45,177)	$131,704

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

The accompanying unaudited consolidated financial statements should be read in conjunction with our December 31, 2010 audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of the Company for the periods covered thereby. The accompanying unaudited consolidated financial statements include the accounts of United Maritime Group, LLC (“UMG” or “United Maritime”) and its wholly owned subsidiaries (U.S. United Bulk Terminal, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, U.S. United Inland Services, LLC, UMG Towing Company, LLC and U.S. United Bulk Logistics, LLC). United Maritime is a wholly owned subsidiary of GS Maritime Intermediate Holding LLC (“GS Intermediate”). GS Intermediate is a wholly owned subsidiary of GS Maritime Holding LLC (“the Holding Company”). The Company’s principal operations are to provide logistic services for dry bulk commodities including terminal, barge and ocean transportation services. All intercompany balances and transactions have been eliminated in consolidation. Neither GS Intermediate nor the Holding Company is consolidated in the accompanying unaudited consolidated financial statements.

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

Comprehensive Income

Accounting Standards Codification (“ASC”), Comprehensive Income (“ASC 220”), established standards for the reporting and the display of comprehensive income and its components in a full set of general purpose financial statements. ASC 220 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported other comprehensive gains and losses in its unaudited consolidated statements of changes in member’s equity and on the unaudited consolidated statements of operations and comprehensive loss.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable in the accompanying consolidated balance sheets are reported net of estimated allowance for doubtful accounts. Accounts receivable are uncollateralized and consist of amounts due from customers. To provide for accounts receivable that could become uncollectible in the future, the Company established an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value.

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

A summary of the activity in the allowance for uncollectible accounts is as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
	(In thousands)
Balance, beginning of period	$486	$573
Additions charged to provision for bad debts	55	42
Accounts receivable written off (net of recoveries)	(134)	(129)

Balance, end of period	$407	$486

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

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment and ASC No. 205, Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. There were no impairments during the nine months ended September 30, 2011 or September 30, 2010.

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

We are exposed to various market risks, including changes in fuel prices. As of September 30, 2011, we have hedges in place for 0.9 million gallons for the remainder of 2011, 3.0 million gallons for 2012 and 3.0 million gallons for 2013. These amounts represent 59% of our estimated 2011 United Barge Line (“UBL”) business segment fuel exposure and 50% of our expected 2012 UBL fuel exposure and 50% of our expected 2013 UBL fuel exposure. Our average heating oil swap price as of September 30, 2011 is $2.33 per gallon for 2011, and $2.76 per gallon for 2012. For 2013 our average Ultra Low Sulfur Diesel swap price is $2.80 per gallon. The Company entered into derivative contracts during 2009, 2010 and 2011 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2013, and settle monthly. As of September 30, 2011 and December 31, 2010, the current asset portion of the hedges was valued at $0.9 million and $1.2 million, respectively, classified as an other current asset and for September 30, 2011 the liability portion of the hedge was valued at $1.1 million, classified as an other liability. During the nine-month period ended September 30, 2011, the Company recognized a reduction in expense of $1.6 million, and for the nine-month period ended September 30, 2010, the Company recognized an expense of $0.1 million.

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

As of September 30, 2011 and December 31, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis, including fuel hedge agreements. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2011 and December 31, 2010.

	Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$892	$0	$892	$0

Total	$892	$0	$892	$0

Other liabilities:
Fuel hedge	$1,128	$0	$1,128	$0

Total	$1,128	$0	$1,128	$0

	Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$1,213	$0	$1,213	$0

Total	$1,213	$0	$1,213	$0

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

	September 30, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$165,025	$162,477	$0	$162,477	$0
Asset Based Loan	55,000	55,000	0	55,000	0

Total	$220,025	$217,477	$0	$217,477	$0

	December 31, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$189,985	$193,626	$0	$193,626	$0
Asset Based Loan	59,000	59,000	0	59,000	0

Total	$248,985	$252,626	$0	$252,626	$0

During the nine months ended September 30, 2011 and 2010, respectively, there were no assets that required an adjustment to their carrying values since no impairment indicators were present.

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

The Company recognized accretion expense associated with asset retirement obligations for each of the nine-month periods ended September 30, 2011 and 2010 of $0.2 million and $0.1 million, respectively. During these periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations was necessary.

Deferred Financing Costs

In December 2009, the Company incurred $10.3 million in financing costs in connection with the issuance of $200 million of senior secured notes due June 15, 2015 (the “Senior Secured Notes”) and the entry into a new asset based loan facility (the “ABL”). Such financing costs were deferred and are classified as deferred financing costs at September 30, 2011 and December 31, 2010. During each of the nine-month periods ended September 30, 2011 and 2010, the Company amortized $2.0 million of these costs, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. The reclassifications had no impact on net loss or member’s equity.

3. Long-Term Debt

In December 2009, the Company refinanced its existing debt with $200 million Senior Secured Notes and an asset based loan (“ABL”) facility of up to $135 million. As of September 30, 2011, the aggregate principal amount of indebtedness outstanding under the Senior Secured Notes and ABL was $165 million and $55 million, respectively.

Interest on the Senior Secured Notes is payable semi-annually, commencing June 15, 2010. The Senior Secured Notes mature and are due on June 15, 2015. The interest rate is fixed at 11.75% per annum. No principal payments are due until maturity, subject to early required mandatory prepayment provisions set forth in the indenture governing the Senior Secured Notes.

The interest on the ABL is payable monthly, commencing December 31, 2009. No principal payments are due until maturity on December 22, 2013, subject to early required mandatory prepayment provisions set forth in the credit agreement for the ABL. The interest rate as of September 30, 2011 was 4.00%, which reflects a rate of LIBOR plus the applicable margin of 3.75%.

The following is a schedule by year of approximate future minimum debt payments as of September 30, 2011:

(In thousands)
2013	$55,000
2014	0
2015	165,025

Total	$220,025

The Company’s debt agreements contain various restrictive covenants, including the maintenance of certain financial ratios, and limitations on capital expenditures, the ability to pay dividends, incur debt or subject assets to liens. At September 30, 2011, the Company was in compliance with all applicable covenants set forth in the indenture governing the Senior Secured Notes and the credit agreement governing the ABL.

4. Member’s Equity

In December 2007, we became an independent company acquired from TECO Energy by a group consisting of Greenstreet Equity Partners LLC, Jefferies Capital Partners and AMCI Capital L.P. and affiliates. We refer to the foregoing entities collectively as the “Equity Sponsors” and our acquisition from TECO Energy as the “Acquisition”.

On December 4, 2007, GS Maritime Holding LLC (“the Holding Company”) issued 100,000 class A units to the Equity Sponsors and certain members of our management team. The total member contribution for the class A units was $173 million. In connection with the closing of the Acquisition, the Holding Company also issued 9,890 profit units for the benefit of directors and employees of the Company. Since that time 8,190 profit units have been issued to employees and 4,983 profit units have been forfeited with the departure of certain employees of the Company, bringing the total number of issued and outstanding profit units to 13,097.

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

The following table identifies the various issues and their relative factors from above:

Grant Date	Term (years)	Risk Free Rate	Expected Volatility	Assumed Forfeiture Rate
December 2007	5	3.28%	40.50%	5.00%
August 2008	5	3.00%	48.50%	10.00%
March 2010	5	2.00%	50.50%	5.00%
October 2010	4	1.60%	53.50%	5.00%
November 2010	5	1.60%	53.50%	5.00%
September 2011	5	0.95%	48.00%	5.00%

In accordance with ASC No. 718, the Company recorded stock-based compensation expense for the nine months ended September 30, 2011 and 2010 of $0.3 million and $0.3 million, respectively, which is included in administrative and general expense in the unaudited consolidated statements of operations and comprehensive loss. The activity under the plan for the nine months ended September 30, 2011 is presented below.

	Profit Units Outstanding	Weighted Average Grant Date Fair Value
Non-vested balance at beginning of period January 1, 2011	7,992	$455.63
Units granted	1,350	573.85
Units forfeited	(486)	423.27
Vested	(339)	402.40

Non-vested balance at end of period September 30, 2011	8,517	$529.52

As of September 30, 2011, there was approximately $3.7 million of total unrecognized compensation expense related to the profit units. These costs are expected to be recognized over a weighted average period of 4 years.

5. Intangible Assets and Sale-Leasebacks

The Company has assessed all acquired operating leases in order to determine whether the lease terms were favorable or unfavorable given market conditions at the Acquisition date. As a result, the Company recorded a favorable lease intangible asset for $11.9 million. Also in connection with the Acquisition, an acquired intangible asset of $22.0 million was assigned to customer relationships, which is subject to amortization with a weighted average useful life of approximately 10 years.

Amortization of intangible assets is charged to expense on a straight-line basis in the accompanying unaudited consolidated statements of operations and comprehensive loss. If impairment events occur, the Company could accelerate the timing of purchased intangible asset charges. For each of the nine month periods ended September 30, 2011 and 2010, amortization expense related to the intangible assets acquired and the intangible liability assumed was $2.0 million.

A summary of intangible assets at September 30, 2011 and 2010 follows (in thousands) (unaudited):

		January 1, 2011		September 30, 2011
	Asset Life	Balance	Amortization	Balance
Favorable Lease - Barges	13.5 years	$1,391	$80	$1,311
Favorable Lease - Ocean Vessels	6 years	12,548	659	11,889
Favorable Lease - Davant facility	21 years	964	26	938
Customer Relationship (Contracts)	10 years	13,536	1,384	12,152

Total		$28,439	$2,149	$26,290

	Liability Life
Unfavorable Lease - Davant facility	22 years	$(7,011)	$(172)	$(6,839)

Total		$(7,011)	$(172)	$(6,839)

		January 1, 2010		September 30, 2010
	Asset Life	Balance	Amortization	Balance
Favorable Lease - Barges	13.5 years	$1,498	$80	$1,418
Favorable Lease - Ocean Vessels	6 years	13,426	659	12,767
Favorable Lease - Davant facility	21 years	998	25	973
Customer Relationship (Contracts)	10 years	15,382	1,385	13,997

Total		$31,304	$2,149	$29,155

	Liability Life
Unfavorable Lease - Davant facility	22 years	$(7,240)	$(172)	$(7,068)

Total		$(7,240)	$(172)	$(7,068)

Estimated future amortization expense is as follows at September 30, 2011:

(In thousands)
2011	$659
2012	2,636
2013	12,548
2014	1,758
Thereafter	1,849

6. Property and Equipment

Property and equipment consists of the following (in thousands):

	Average Useful Lives In Years	September 30, 2011	December 31, 2010
	(unaudited)
Land		$6,931	$7,025
Buildings	1 - 30	4,151	4,501
Vessels	3 - 28	366,363	368,349
Terminals	1 - 35	56,763	56,915
Machinery	1 - 20	11,970	11,284
Other	1 - 20	9,009	8,983
Work in progress		5,029	146

Total costs		460,216	457,203
Accumulated depreciation		(145,859)	(124,765)

Property and equipment, net		$314,357	$332,438

7. Employee Postretirement Benefits

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees of the Company that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. Effective December 4, 2007, the Company and its subsidiaries’ employer matching contributions were 100% of up to 6% of eligible participant contributions. Effective May 5, 2009, the Company discontinued the employer contribution to this plan until further notice. Effective July 1, 2010, the Company reinstated the employer matching contribution of 50% of up to 6% of eligible participant compensation. For the nine months ended September 30, 2011, the Company recognized $0.9 million in expense related to matching contributions. This expense is reflected in the operating expenses financial statement line item in the Company’s unaudited consolidated statements of operations and comprehensive loss.

8. Income Taxes

At the Acquisition date, the Company changed the corporate structure from a corporation to a limited liability company (treated as a partnership for federal income tax purposes). As a result, the Company is no longer subject to federal income tax. State income taxes are immaterial in the periods presented.

9. Related Parties

The Company and its subsidiaries enter into certain transactions, in the ordinary course of business, with entities in which directors of the Company have interests. For each of the nine-month periods ended September 30, 2011 and 2010, respectively, the Company incurred management fees under the financial consulting and management services agreement of approximately $1.1 million and $0.8 million, which is classified as administrative and general expense in the Company’s unaudited consolidated statements of operations and comprehensive loss. In addition, approximately $0.7 million of expenses were incurred for each of the nine-month periods ended September 30, 2011 and 2010, for legal services, regulatory compliance, and other services that are with related party vendors and customers.

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

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, on August 9, 2010, U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”). Mosaic has claimed force majeure as a result of preliminary injunctions affecting Mosaic’s South Fort Meade phosphate mine, and the Company has notified Mosaic of our disagreement with their claim of force majeure.

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. Assuming that Mosaic would have shipped its annual minimum contract volume ratably throughout each year during the remaining term of the Mosaic Agreement, the impact of the stoppage on our future revenue will be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS tug and barge unit into temporary lay-up status and placed a second tug and barge unit into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

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

Rental expense for the nine months ended September 30, 2011 and 2010 amounted to approximately $14.7 million and $12.9 million, respectively. Rental expense is included in the operating expenses financial statement line item in the unaudited consolidated statements of operations and comprehensive loss. The following is a schedule by year of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2011:

(In thousands)
2011	$6,287
2012	13,073
2013	11,567
2014	6,864
2015	6,577
Thereafter	40,770

Total minimum lease payments	$85,137

Other

As of September 30, 2011, certain financial institutions had issued letters of credit on behalf of the Company with an aggregate face amount of approximately $4.0 million, none of which had been drawn as of September 30, 2011.

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

	Reportable Segments
	United Bulk Terminal	United Barge Line	United Ocean Services	Other (1)	Intersegment Eliminations	Total
	(In thousands)
Nine Months Ended September 30, 2011
Total revenue	$48,422	$107,316	$93,611	$12,274	$0	$261,623
Intersegment revenues	0	0	0	0	(19,587)	(19,587)

Revenue from external customers	48,422	107,316	93,611	12,274	(19,587)	242,036
Operating expenses
Operating expenses	20,889	83,503	58,687	0	(7,313)	155,766
Maintenance and repairs	5,645	6,203	8,446	0	0	20,294
Depreciation and amortization	4,065	10,138	15,696	105	0	30,004
(Gain) loss on sale of assets	56	(1,973)	(508)	0	0	(2,425)
Administrative and general	7,750	9,816	8,787	12,276	(12,274)	26,355

Total operating expenses	38,405	107,687	91,108	12,381	(19,587)	229,994

Operating income (loss)	$10,017	$(371)	$2,503	$(107)	$0	$12,042

Total assets	$74,997	$170,647	$161,491	$353,191	$(351,765)	$408,561
Total capital expenditures	$3,301	$2,706	$6,178	$92	$0	$12,277

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk Terminal	United Barge Line	United Ocean Services	Other (1)	Intersegment Eliminations	Total
	(In thousands)
Nine Months Ended September 30, 2010
Total revenue	$41,035	$92,267	$107,267	$9,418	$0	$249,987
Intersegment revenues	0	0	0	0	(15,545)	(15,545)

Revenue from external customers	41,035	92,267	107,267	9,418	(15,545)	234,442
Operating expenses
Operating expenses	18,474	69,000	62,724	0	(6,126)	144,072
Maintenance and repairs	5,390	3,702	13,374	0	0	22,466
Depreciation and amortization	3,979	14,847	16,105	118	0	35,049
Loss (gain) on sale of assets	91	(131)	1	0	0	(39)
Administrative and general	6,382	9,998	9,785	9,496	(9,412)	26,249

Total operating expenses	34,316	97,416	101,989	9,614	(15,538)	227,797

Operating income (loss)	$6,719	$(5,149)	$5,278	$(196)	$(7)	$6,645

Total assets	$80,063	$176,355	$182,818	$410,537	$(406,250)	$443,523
Total capital expenditures	$3,764	$2,137	$8,297	$50	$0	$14,248

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk Terminal	United Barge Line	United Ocean Services	Other (1)	Intersegment Eliminations	Total
	(In thousands)
Three Months ended September 30, 2011
Total revenue	$17,105	$39,297	$32,459	$4,740	$0	$93,601
Intersegment revenues	0	0	0	0	(7,983)	(7,983)

Revenue from external customers	17,105	39,297	32,459	4,740	(7,983)	85,618
Operating expenses
Operating expenses	7,444	28,830	19,127	0	(3,243)	52,158
Maintenance and repairs	2,069	3,548	3,980	0	0	9,597
Depreciation and amortization	1,346	3,393	5,215	35	0	9,989
(Gain) loss on sale of assets	0	(115)	0	0	0	(115)
Administrative and general	2,759	2,747	3,141	5,050	(4,740)	8,957

Total operating expenses	13,618	38,403	31,463	5,085	(7,983)	80,586

Operating income (loss)	$3,487	$894	$996	$(345)	$0	$5,032

Total assets	$74,997	$170,647	$161,491	$353,191	$(351,765)	$408,561
Total capital expenditures	$690	$2,170	$1,993	$35	$0	$4,888

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Bulk Terminal	United Barge Line	United Ocean Services	Other (1)	Intersegment Eliminations	Total
	(In thousands)
Three Months ended September 30, 2010
Total revenue	$14,579	$31,764	$35,988	$3,177	$0	$85,508
Intersegment revenues	0	0	0	0	(5,444)	(5,444)

Revenue from external customers	14,579	31,764	35,988	3,177	(5,444)	80,064
Operating expenses
Operating expenses	6,812	22,735	20,616	0	(2,267)	47,896
Maintenance and repairs	1,467	1,743	4,657	0	0	7,867
Depreciation and amortization	1,455	4,980	5,590	41	0	12,066
(Gain) loss on sale of assets	19	8	0	0	0	27
Administrative and general	2,221	3,218	3,339	3,255	(3,177)	8,856

Total operating expenses	11,974	32,684	34,202	3,296	(5,444)	76,712

Operating income (loss)	$2,605	$(920)	$1,786	$(119)	$0	$3,352

Total assets	$80,063	$176,355	$182,818	$410,537	$(406,250)	$443,523
Total capital expenditures	$422	$580	$3,922	$0	$0	$4,924

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

12. Debtor Guarantor Financial Statements

In December 2009, the Company issued its Senior Secured Notes which were fully and unconditionally guaranteed on a joint and several basis by all the Company’s subsidiaries. All subsidiaries are 100% owned by the Company.

Condensed Consolidating Balance Sheet as of September 30, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$2,470	$406	$0	$2,876
Accounts receivable trade, net of allowances for doubtful accounts	179,457	36,833	(188,442)	27,848
Materials and supplies	0	19,425	0	19,425
Prepaid expenses and other current assets	798	5,405	0	6,203

Total current assets	182,725	62,069	(188,442)	56,352
Property and equipment, net	338	314,019	0	314,357
Investment in subsidiaries	163,323	0	(163,323)	0
Deferred financing costs, net of amortization	6,805	0	0	6,805
Intangible asset, net of amortization	0	26,290	0	26,290
Other assets	0	4,757	0	4,757

Total	$353,191	$407,135	$(351,765)	$408,561

Liabilities and member’s equity
Current liabilities
Accounts payable	$9,651	$194,783	$(188,442)	$15,992
Accrued expenses	8,189	8,046	0	16,235
Deferred revenue	0	5,332	0	5,332

Total current liabilities	17,840	208,161	(188,442)	37,559
Other deferred liabilities	0	19,273	0	19,273
Long-term debt	220,025	0	0	220,025
Member’s equity	115,326	179,701	(163,323)	131,704

Total	$353,191	$407,135	$(351,765)	$408,561

Condensed Consolidating Balance Sheet as of December 31, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$7,180	$301	$0	$7,481
Accounts receivable trade, net of allowances for doubtful accounts	219,285	41,768	(229,870)	31,183
Materials and supplies	0	19,081	0	19,081
Prepaid expenses and other current assets	501	2,813	0	3,314

Total current assets	226,966	63,963	(229,870)	61,059
Property and equipment, net	350	332,088	0	332,438
Investment in subsidiaries	163,323	0	(163,323)	0
Deferred financing fees , net of amortization	8,391	0	0	8,391
Intangible asset, net of amortization	0	28,439	0	28,439
Other assets	0	5,743	0	5,743

Total	$399,030	$430,233	$(393,193)	$436,070

Liabilities and member’s equity
Current liabilities
Accounts payable	$7,871	$233,080	$(229,870)	$11,081
Accounts payable related parties	1,500	0	0	1,500
Accrued expenses	4,893	6,041	0	10,934
Deferred revenue	0	4,195	0	4,195

Total current liabilities	14,264	243,316	(229,870)	27,710
Other deferred liabilities	0	19,480	0	19,480
Long term debt	248,985	0	0	248,985
Member’s equity	135,781	167,437	(163,323)	139,895

Total	$399,030	$430,233	$(393,193)	$436,070

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$12,274	$249,349	$(19,587)	$242,036
Operating expenses	0	183,373	(7,313)	176,060
Administrative and general	12,276	26,353	(12,274)	26,355
Depreciation and amortization	105	29,899	0	30,004
Gain on sale of assets	0	(2,425)	0	(2,425)

Operating (loss) income	(107)	12,149	0	12,042
Interest expense, net	20,291	0	0	20,291
Other expense (income), net	691	(1,562)	0	(871)

Net (loss) income	$(21,089)	$13,711	$0	$(7,378)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$9,418	$240,569	$(15,545)	$234,442
Operating expenses	0	172,665	(6,127)	166,538
Administrative and general	9,496	26,165	(9,412)	26,249
Depreciation and amortization	118	34,931	0	35,049
Gain on sale of assets	0	(39)	0	(39)

Operating (loss) income	(196)	6,847	(6)	6,645
Interest expense, net	21,643	0	0	21,643
Other income, net	(78)	(732)	0	(810)

Net (loss) income	$(21,761)	$7,579	$(6)	$(14,188)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$4,740	$88,861	$(7,983)	$85,618
Operating expenses	0	64,998	(3,243)	61,755
Administrative and general	5,050	8,647	(4,740)	8,957
Depreciation and amortization	35	9,954	0	9,989
Gain on sale of assets	0	(115)	0	(115)

Operating (loss) income	(345)	5,377	0	5,032
Interest expense, net	6,662	0	0	6,662
Other expense (income), net	383	(607)	0	(224)

Net (loss) income	$(7,390)	$5,984	$0	$(1,406)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$3,177	$82,331	$(5,444)	$80,064
Operating expenses	0	58,030	(2,267)	55,763
Administrative and general	3,255	8,778	(3,177)	8,856
Depreciation and amortization	41	12,025	0	12,066
Loss on sale of assets	0	27	0	27

Operating (loss) income	(119)	3,471	0	3,352
Interest expense, net	7,170	0	0	7,170
Other income, net	(78)	(759)	0	(837)

Net (loss) income	$(7,211)	$4,230	$0	$(2,981)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities:
Net cash provided by operating activities	$24,042	$7,372	$0	$31,414
Investing activities:
Capital expenditures	(92)	(12,185)	0	(12,277)
Other investing activities	0	4,918	0	4,918

Net cash used in investing activities	(92)	(7,267)	0	(7,359)
Financing activities:
Net change in debt	(28,960)	0	0	(28,960)
Other financing activities	300	0	0	300

Net cash used in financing activities	(28,660)	0	0	(28,660)
Net (decrease) increase in cash and cash equivalents	(4,710)	105	0	(4,605)
Cash and cash equivalents, at beginning of period	7,180	301	0	7,481

Cash and cash equivalents, at end of period	$2,470	$406	$0	$2,876

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

Unaudited

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities:
Net cash provided by operating activities	$17,016	$13,706	$0	$30,722
Investing activities:
Capital expenditures	(50)	(14,198)	0	(14,248)
Other investing activities	0	557	0	557

Net cash used in investing activities	(50)	(13,641)	0	(13,691)
Financing activities:
Net change in debt	(28,140)	0	0	(28,140)
Other financing activities	408	0	0	408

Net cash used in financing activities	(27,732)	0	0	(27,732)
Net (decrease) increase in cash and cash equivalents	(10,766)	65	0	(10,701)
Cash and cash equivalents, at beginning of period	11,261	370	0	11,631

Cash and cash equivalents, at end of period	$495	$435	$0	$930

13. Subsequent Events

On October 14, 2011, the Company sold an ocean-going vessel that generated a gain on sale of $2.3 million and proceeds of $5.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion should be read in conjunction with the Company’s audited and unaudited consolidated financial statements and related notes thereto in Item 1, “FINANCIAL STATEMENTS” in this quarterly report and the Company’s audited Consolidated Financial Statements for the year ended December 31, 2010 and related notes thereto that are contained in the 10-K.

General

We are a leading independent provider of dry bulk marine transportation and terminal services in the U.S. We own and operate the largest coal and petcoke terminal in the Gulf of Mexico, which is strategically located as the first inbound dry bulk terminal on the Mississippi River. We also own and operate marine assets in the inland barge, U.S.-flag coastwise, and U.S. Government cargo preference markets and provide foreign flag ocean services through chartered assets. We operate in three business segments: United Bulk Terminal, United Barge Line and United Ocean Services. For the nine months ended September 30, 2011, United Bulk Terminal’s primary cargoes (by tons transferred) consisted of coal and petcoke and United Barge Line’s primary cargoes (by tons transported) consisted of coal, petcoke, steel-related products and grain. United Ocean Services’ primary cargoes (by total revenue) consisted of coal, petcoke, phosphate fertilizer and PL-480 shipments.

United Bulk Terminal (“UBT”)

UBT provides transfer, storage and blending services as well as fleeting and shifting services at our facility. Blending is the process of combining multiple grades of coal or petcoke cargoes based on customer specifications. Contract types for UBT are primarily based on transfer of cargo (i) from barge to storage to vessel or (ii) from barge directly to vessel. These contracts include a storage allowance and rate structure for storage charges. They include a transfer rate that may contain annual escalation clauses. Within most of its contracts, UBT provides production guarantees to its customers. Production guarantees relate to the tons per hour rate that UBT will guarantee to load or unload their vessels. If they are not exceeded, UBT owes demurrage to the customer; if they are exceeded, UBT earns despatch, which is compensation for loading and unloading faster than the guaranteed rate. The majority of UBT revenue is generated from the transfer of cargoes.

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

Operating costs for UBL consist primarily of crewing, insurance, port costs, lease, maintenance and repairs, and fuel. Most of our term contracts have fuel price mechanisms which limit our exposure to changes in fuel price. However, our spot contracts do not have this mechanism and we therefore bear the risk of fuel price increases. In order to limit our exposure, we aim to hedge 50% to 75% of our expected fuel exposure over the next thirty to thirty-six month period.

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

United Ocean Services (“UOS”)

UOS provides transportation services on domestic and international voyages. These services are contracted under single or consecutive voyage charters on a spot basis, or long-term contracts ranging from one to ten years. Most of the U.S. flag international voyages are performed under cargo preference programs, the most significant of which is Public Law 480 (“PL-480”). We have also been engaged in foreign flag charting activity focused primarily on the movement of pet coke and coal for existing customers. Revenues under these contracts are based on a per ton rate. We bear the risk of time lost due to weather, maintenance, and delay at docks which are not covered by demurrage. Demurrage is compensation due from the customer when there are delays at the dock that prevent the vessel from loading or unloading within the contract terms. Our contracts have fuel price mechanisms that limit our exposure to changes in fuel price. Occasionally, we time charter our vessels, such that the customer has exclusive use of a particular vessel for a specified time period and rates are on a per day basis. We pay expenses related to the vessel’s maintenance and operation and the charterer is responsible for all voyage costs, including port charges and fuel.

Rates for UOS movements are based on the amount of freight demand relative to the availability of vessels to meet that demand. In the coastwise market, a significant portion of the movements are based on long-term contractual relationships. Vessels are often customized or particularly suited for individual customers, cargoes or trades. There has been a reduction in new movements and spot opportunities due to the economic downturn. Cargo volumes in the preference trade are based on funding for such programs and the availability of U.S.-flag vessels. If customer requirements for movements of cargoes are reduced or spot employment is not available as a vessel completes its last movement, the vessel may be idle and not generate revenue. If this situation exists for an extended period of time, we may place a vessel in lay up status. While in lay up, all machinery is shut down, the crew is removed and the vessel is secured. Lay up minimizes the costs associated with the vessel, particularly fuel and crew costs. Restoring a vessel back to active service may require time to hire crews and perform dry-docking or other maintenance required to ensure the vessel is fully compliant with Class and Coast Guard regulations. In the ordinary course of our business, we continuously monitor the profitability and market value of our vessels and may, under certain conditions, strategically sell certain vessels from time to time.

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

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, on August 9, 2010, U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”). Mosaic has claimed force majeure as a result of preliminary injunctions affecting Mosaic’s South Fort Meade phosphate mine, and the Company has notified Mosaic of our disagreement with their claim of force majeure.

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. Assuming that Mosaic would have shipped its annual minimum contract volume ratably throughout each year during the remaining term of the Mosaic Agreement, the impact of the stoppage on our future revenue will be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS tug and barge unit into temporary lay-up status and placed a second tug and barge unit into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

Business Segment Selected Financial Data

The following table sets forth, for the periods indicated, amounts derived from our unaudited consolidated financial statements:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(In thousands)
Statement of Operations:
Revenue:
UBT	$17,105	$14,579	$48,422	$41,035
UBL	39,297	31,764	107,316	92,267
UOS	32,459	35,988	93,611	107,267
Other and eliminations	(3,243)	(2,267)	(7,313)	(6,127)

Total	$85,618	$80,064	$242,036	$234,442

Operating expenses: (1)
UBT	$9,513	$8,279	$26,534	$23,864
UBL	32,378	24,478	89,706	72,702
UOS	23,107	25,273	67,133	76,098
Other and eliminations	(3,243)	(2,267)	(7,313)	(6,126)

Total	$61,755	$55,763	$176,060	$166,538

Operating income (loss):
UBT	$3,487	$2,605	$10,017	$6,719
UBL	894	(920)	(371)	(5,149)
UOS	996	1,786	2,503	5,278
Other and eliminations	(345)	(119)	(107)	(203)

Total	$5,032	$3,352	$12,042	$6,645

Balance Sheet (at end of period):
Total assets:
UBT	$74,997	$80,063	$74,997	$80,063
UBL	170,647	176,355	170,647	176,355
UOS	161,491	182,818	161,491	182,818
Other and eliminations	1,426	4,287	1,426	4,287

Total	$408,561	$443,523	$408,561	$443,523

(1)	Excludes administrative and general expenses, depreciation and amortization and (gain)/loss on sale of assets.

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

No new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations were necessary for the nine months ended September 30, 2011. Unforeseen or unknown conditions of future long-lived assets or new governmental regulations applicable to such assets may result in unexpected retirement obligation costs.

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

Long-lived Assets

The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow. There were no indications of impairment during the nine months ended September 30, 2011 or September 30, 2010. An unexpected change in vessel market value could create an impairment, thereby resulting in an undetermined loss on the vessel.

Results of Operations

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

Revenue. Revenue increased to $85.6 million for the three months ended September 30, 2011, compared to $80.1 million for the three months ended September 30, 2010, an increase of $5.5 million or 7%.

UBT total revenue increased to $17.1 million for the three months ended September 30, 2011, from $14.6 million for the three months ended September 30, 2010, an increase of $2.5 million or 17%. This increase resulted from higher rates and additional tons handled by UBT compared to the prior year. In addition, there was significant improvement in net despatch/demurrage performance, wherein the terminal results improve by reducing the turnaround time of customers’ barges and vessels. Finally, higher dockage-related revenues and increased activity and fuel surcharges in the fleet added to UBT’s revenues.

UBL total revenue increased to $39.3 million for the three months ended September 30, 2011, from $31.8 million for the three months ended September 30, 2010, an increase of $7.5 million or 24%. UBL revenue from open freight, which is generally coal and petcoke, increased to $25.1 million for the three months ended September 30, 2011, from $18.3 million for the three months ended September 30, 2010, an increase of $7.3, million or 40%. The revenue increase was attributable to an increase in rates. Revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $8.1 million for the three months ended September 30, 2011, from $7.4 million for the three months ended September 30, 2010, an increase of $0.7 million or 9%. This increase was due to increases in northbound volumes partially offset by a decrease in southbound volume coupled with an overall increase in both southbound and northbound rates. UBL outside towing revenue earned by moving barges for other barge owners increased to $3.6 million for the three months ended September 30, 2011, from $3.4 million for the three months ended September 30, 2010, an increase of $0.2 million or 6%. UBL other revenue decreased to $1.9 million for the three months ended September 30, 2011, from $2.7 million for the three months ended September 30, 2010, a decrease of $0.8 million or 30%. This decrease was primarily due to decreased demurrage.

UOS total revenue decreased to $32.5 million for the three months ended September 30, 2011, from $36.0 million for the three months ended September 30, 2010, a decrease of $3.5 million or 10%. UOS revenue from contracts increased to $21.5 million for the three months ended September 30, 2011, from $19.8 for the three months ended September 30, 2010, an increase of $1.7 million or 9%. This increase was primarily due to increases in coal and petcoke volumes as a result of asset repositioning from spot, partially offset by wetrock volume loss associated with the ongoing Mosaic claim of force majeure. The spot revenue for UOS, including PL-480, spot and foreign flag chartering activity, decreased to $9.8 million for the three months ended September 30, 2011, from $15.6 million for the three months ended September 30, 2010, a decrease of $5.8 million or 37%. This decrease is primarily associated with vessel allocations from spot to contract revenue, partially offset by an increase in foreign flag chartering activity.

Operating Expenses. Operating expenses increased to $61.8 million for the three months ended September 30, 2011, from $55.8 million for the three months ended September 30, 2010, an increase of $6.0 million or 11%. Operating expenses for the three months ended September 30, 2011, were 72% of operating revenue, and for the three months ended September 30, 2010, were 70% of revenue. The increase was attributable to higher fuel costs, lease and charter costs and maintenance costs, partially offset by a decrease in labor and port costs.

Operating expenses for UBT increased to $9.5 million for the three months ended September 30, 2011, from $8.3 million for the three months ended September 30, 2010, an increase of $1.2 million or 15%. The increase in UBT operating expenses for the three months ended September 30, 2011 was primarily driven by higher maintenance costs, lease and charter costs and fuel costs.

Operating expenses for UBL increased to $32.4 million for the three months ended September 30, 2011, from $24.5 million for the three months ended September 30, 2010, an increase of $7.9 million or 32%. The largest increase in UBL operating expenses for the three months ended September 30, 2011, was attributable to higher maintenance costs. On August 5, 2011, United Barge Line sustained an incident on the lower Mississippi River resulting in two of its barges being sunk and incurring damage on its towboat and several other barges in the tow. Damages from the incident that exceed applicable deductibles will be covered by the Company’s property, liability and cargo insurance policies. Incident expenses totaling $1.6 million were recorded in the third quarter of 2011 and are reflected in maintenance costs. These higher maintenance costs, along with fuel costs, port costs, lease and charter and labor increased direct costs by $7.8 million.

Operating expenses for UOS decreased to $23.1 million for the three months ended September 30, 2011, from $25.3 million for the three months ended September 30, 2010, a decrease of $2.2 million or 9%. The decrease in UOS operating expenses for the three months ended September 30, 2011 was primarily attributable to lower maintenance costs, and port costs, partially offset by higher fuel costs. In this time period UOS was operating the equivalent of two less vessels in its fleet due to lower Mosaic volumes.

Administrative and general. Administrative and general costs increased to $9.0 million for the three months ended September 30, 2011, from $8.9 million for the three months ended September 30, 2010, an increase of $0.1 million, or 1%. The increase was primarily attributable to higher salaries and related costs offset by lower insurance expense.

Depreciation and amortization. Depreciation and amortization decreased to $10.0 million for the three months ended September 30, 2011, from $12.1 million for the three months ended September 30, 2010, a decrease of $2.1 million or 17%. Substantially all of the decrease is due to assets becoming fully depreciated.

Other income. Other income decreased to a gain of $0.3 million for the three months ended September 30, 2011, from a gain of $0.8 million for the three months ended September 30, 2010, a decrease of $0.5 million, or 63%. The gain in 2011 results from the sale of obsolete UBL barges and from the sale of scrap material.

Interest expense. Interest expense decreased to $6.7 million for the three months ended September 30, 2011, from $7.2 million for the three months ended September 30, 2010, a decrease of $0.5 million or 7%. This decrease was due primarily to the decrease in outstanding principal on the Senior Secured Notes and ABL year over year.

Income taxes. The Company is a limited liability company and is treated as a partnership for federal income tax purposes. Therefore, it records no income tax provision.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Revenue. Revenue increased to $242.0 million for the nine months ended September 30, 2011, compared to $234.4 million for the nine months ended September 30, 2010, an increase of $7.6 million or 3%.

UBT total revenue increased to $48.4 million for the nine months ended September 30, 2011, from $41.0 million for the nine months ended September 30, 2010, an increase of $7.4 million or 18%. This increase resulted from a significant improvement in net despatch/demurrage performance, wherein the terminal results improve by reducing the turnaround time of customers’ barges and vessels. Additionally, the terminal handled more tons at higher average rates compared to the prior year.

UBL total revenue increased to $107.3 million for the nine months ended September 30, 2011, from $92.3 million for the nine months ended September 30, 2010, an increase of $15.0 million or 16%. UBL revenue from open freight, which is generally coal and petcoke, increased to $67.2 million for the nine months ended September 30, 2011, from $55.1 million for the nine months ended September 30, 2010, an increase of $12.1 million or 22%. The revenue increase was attributable to an increase in rates and higher northbound volumes. Revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $24.3 million for the nine months ended September 30, 2011, from $20.6 million for the nine months ended September 30, 2010, an increase of $3.7 million or 18%. This increase was due to increases in both southbound and northbound rates. UBL other revenue decreased to $4.8 million for the nine months ended September 30, 2011, from $5.8 million for the nine months ended September 30, 2010, a decrease of $1.0 million or 17%. This decrease was primarily due to decreased demurrage.

UOS total revenue decreased to $93.6 million for the nine months ended September 30, 2011, from $107.3 million for the nine months ended September 30, 2010, a decrease of $13.7 million or 13%. UOS revenue from contracts decreased to $48.5 million for the nine months ended September 30, 2011, from $55.1 for the nine months ended September 30, 2010, a decrease of $6.6 million or 12%. This decrease was primarily due to volume loss associated with the ongoing Mosaic claim of force majeure, partially offset by increases in coal, fertilizers and petcoke volumes as a result of asset repositioning from spot. The spot revenue for UOS, including PL-480, spot and foreign flag chartering activity, decreased to $42.3 million for the nine months ended September 30, 2011, from $50.8 million for the nine months ended September 30, 2010, a decrease of $8.5 million or 17%. This decrease is primarily associated with vessel allocations from spot to contract status, partially offset by an increase in foreign flag chartering activity.

Operating expenses. Operating expenses increased to $176.1 million for the nine months ended September 30, 2011, from $166.5 million for the nine months ended September 30, 2010, an increase of $9.6 million or 6%. Operating expenses for the nine months ended September 30, 2011, were 73% of operating revenue, and for the nine months ended September 30, 2010, were 71% of revenue. The increase was attributable to higher fuel costs and lease and charter costs, partially offset by a decrease in maintenance costs.

Operating expenses for UBT increased to $26.5 million for the nine months ended September 30, 2011, from $23.9 million for the nine months ended September 30, 2010, an increase of $2.6 million or 11%. The increase in UBT operating expenses for the nine months ended September 30, 2011 was primarily driven by higher lease and charter costs, fuel costs and maintenance costs.

Operating expenses for UBL increased to $89.7 million for the nine months ended September 30, 2011, from $72.7 million for the nine months ended September 30, 2010, an increase of $17.0 million or 23%. The largest increase in UBL operating expenses for the nine months ended September 30, 2011 was attributable to higher fuel costs, port costs, labor costs and maintenance costs, which impacted direct costs by $16.1 million.

Operating expenses for UOS decreased to $67.1 million for the nine months ended September 30, 2011, from $76.1 million for the nine months ended September 30, 2010, a decrease of $9.0 million or 12%. The decrease in UOS operating expenses for the nine months ended September 30, 2011 was primarily attributable to lower maintenance costs and port costs, partially offset by increased fuel cost of $0.7 million. In this time period UOS was operating the equivalent of two less vessels in its fleet due to lower Mosaic volumes.

Administrative and general. Administrative and general costs increased to $26.4 million for the nine months ended September 30, 2011 from $26.3 million for the nine months ended September 30, 2010, an increase of $0.1 million. Higher property taxes and salaries were mainly offset by decreases in insurance costs.

Depreciation and amortization. Depreciation and amortization decreased to $30.0 million for the nine months ended September 30, 2011, from $35.0 million for the nine months ended September 30, 2010, a decrease of $5.0 million or 14%. Substantially all of the decrease is due to assets becoming fully depreciated.

Other income. Other income increased to a gain of $3.3 million for the nine months ended September 30, 2011, from $0.8 million for the nine months ended September 30, 2010, an increase of $2.5 million. The gain in 2011 results from the sale of obsolete UOS and UBL barges and from the sale of scrap material.

Interest expense. Interest expense decreased to $20.3 million for the nine months ended September 30, 2011, from $21.6 million for the nine months ended September 30, 2010, a decrease of $1.3 million or 6%. This decrease was due primarily to the decrease in outstanding principal on the Senior Secured Notes and ABL year over year.

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

We believe that our operating cash flow and amounts available for borrowing under our ABL will be adequate to fund our capital expenditures and working capital requirements for the next twelve months. Our ABL provides for available borrowings of up to $135 million subject to the borrowing base, and is secured by substantially all the assets of the borrowers and the guarantors on a first priority basis. As of September 30, 2011, our asset base would have allowed us to have access to the entire committed amount of $135 million, less $7.0 million of adjustments pursuant to the borrowing base, and as of such date, we had borrowed $55.0 million. We must comply with certain financial and other covenants under the ABL. While we currently believe that we will be able to meet all of the financial covenants imposed by our ABL, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the ABL in the future.

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

In addition to the sources of liquidity described above, in the fourth quarter of 2011, we received $5.2 million of proceeds from the sale of an ocean-going vessel.

The following were the net changes in operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows provided by (used in):
Operating activities	$31,414	$30,722
Investing activities	(7,359)	(13,691)
Financing activities	(28,660)	(27,732)

Net decrease in cash and cash equivalents	$(4,605)	$(10,701)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $31.4 million for the nine months ended September 30, 2011 as compared to $30.7 million for the nine months ended September 30, 2010, an increase of $0.7 million. Cash from operating activities increased due to lower working capital requirements.

Cash Flows Provided by Investing Activities

Net cash used in investing activities was $7.4 million for the nine months ended September 30, 2011 as compared to net cash used in investing activities of $13.7 million for the nine months ended September 30, 2010, a decrease in net cash used of $6.3 million. The decrease in net cash used in investing activities was primarily attributable to proceeds from the sale of obsolete UOS and UBL assets.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $28.7 million for the nine months ended September 30, 2011 as compared to net cash used in financing activities of $27.7 million for the nine months ended September 30, 2010, an increase in net cash used of $1.0 million. The increase in net cash used in financing activities was primarily attributable to the decrease in our outstanding indebtedness. During the third quarter of 2011, the Company repurchased $20.0 million of Senior Secured Notes, and may, from time to time, make additional open market, privately negotiated or other purchases.

Capital Expenditures

In 2011, we expect capital expenditures for maintenance and improvement of our vessel fleet, terminal and general capital equipment to be approximately $18 million. During the nine months ended September 30, 2011, we incurred $12.3 million in capital expenditures.

Drydock expenditures for our ocean-going vessels are driven by Coast Guard and vessel classification society regulations and management’s own strict maintenance guidelines and associated drydocking schedules, which require vessel drydocking twice every five years. Management completed one vessel drydocking in 2011 and expects up to two in 2012. Although actual costs cannot presently be estimated with certainty, management also expects that future overhauls of both ocean-going and inland vessels in the next three to five years may require significantly higher capital expenditures due to new and anticipated environmental regulations that would require upgrades for reduced air emissions upon the “remanufacture” of marine diesel engines and the installation of ballast water management systems.

Contractual Obligations

The following is a tabular summary of our future contractual obligations as of September 30, 2011 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	2011	2012	2013	2014	2015	After 2015	Total Obligations
	(In thousands)
Senior Secured Notes	$0	$0	$0	$0	$165,025	$0	$165,025
Interest on Senior Secured Notes (1)	4,848	19,390	19,390	19,390	9,695	0	72,713
Asset Based Loan	0	0	55,000	0	0	0	55,000
Interest on ABL (2)	700	2,830	2,830	0	0	0	6,360
Operating leases	6,287	13,073	11,567	6,864	6,577	40,770	85,138

Total	$11,835	$35,293	$88,787	$26,254	$181,297	$40,770	$384,236

(1)	Interest is calculated based on a fixed per annum rate of 11.75%.
(2)	The contractual obligations related to the ABL are calculated based on the level of borrowings at September 30, 2011, and the interest rate at that time of 4.0% and 0.75% calculated on the unused commitment line.

Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities

We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Fuel Hedging Policy

We are exposed to various market risks, including changes in fuel prices. As of September 30, 2011, we have hedges in place for 0.9 million gallons for the remainder of 2011, 3.0 million gallons for 2012 and 3.0 million gallons for 2013. These amounts represent 59% of our estimated 2011 United Barge Line (“UBL”) business segment fuel exposure, 50% of our expected 2012 UBL fuel exposure and 50% of our expected 2013 UBL fuel exposure. Our average heating oil swap price as of September 30, 2011 is $2.33 per gallon for 2011, and $2.76 per gallon for 2012. For 2013 our average Ultra Low Sulfur Diesel swap price is $2.80 per gallon.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, on August 9, 2010, U.S. United Ocean Services, LLC (“UOS”), a wholly-owned subsidiary of the Company, received a letter from The Mosaic Company (“Mosaic”) claiming a “force majeure” event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”). Mosaic has claimed force majeure as a result of preliminary injunctions affecting Mosaic’s South Fort Meade phosphate mine, and the Company has notified Mosaic of our disagreement with their claim of force majeure.

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under the Mosaic Agreement but has continued nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9.3 million. Assuming that Mosaic would have shipped its annual minimum contract volume ratably throughout each year during the remaining term of the Mosaic Agreement, the impact of the stoppage on our future revenue will be approximately $9.7 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS tug and barge unit into temporary lay-up status and placed a second tug and barge unit into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

ITEM 1A. RISK FACTORS.

There have not been any material changes in our risk factors as previously disclosed in our Form 10-K, Item 1A as of December 31, 2010 (Commission File Number 333-165796).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2011, GS Maritime Holding LLC, the ultimate parent of the Company (“GS Maritime”), issued an aggregate of 1,000 profit units to David Bradford, Vice President Finance and an aggregate of 350 profit units to Richard Barnes, Vice President Information Systems of the Company. The profit units were issued to Mr. Bradford and Mr. Barnes for no cash consideration in connection with the commencement of their employment with the Company. The profit units represent the right to receive a share of GS Maritime’s future profits, subject to the payment in full of certain senior equity securities of GS Maritime. The vesting of the profit units is partially time-based and partially performance-based. Half of the profit units vest in five equal annual installments on the first five anniversaries of the date of grant, subject to accelerated vesting in certain circumstances. The other half of the profit units will only vest upon a change in control of GS Maritime (subject to continued employment with the Company through such date), and only to the extent that a certain internal rate of return to GS Maritime’s investors is achieved in connection with such change in control. The profit units have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state. The profit units were issued to Mr. Bradford and Mr. Barnes in reliance on the exemptions from registration afforded by Section 4(2) of the Securities Act, Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and David Bradford

10.2	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Richard Barnes

10.3	Equity Incentive Plan for Executive Officers

31.1	Certificate of the Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)

Pursuant to Rule 406T of U.S, Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, United Maritime Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MARITIME GROUP, LLC

By:	/s/ JASON GRANT
Jason Grant
Chief Financial Officer (duly authorized signatory, principal financial officer of the Company)

Date: November 14, 2011

EXHIBIT INDEX

Exhibit No.	Description

10.1	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and David Bradford

10.2	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Richard Barnes

10.3	Equity Incentive Plan for Executive Officers

31.1	Certificate of the Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)

Pursuant to Rule 406T of U.S, Securities and Exchange Commission Regulation S-T, the interactive data files on Exhibit 101 of this report are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.