Form 10-K
period 2011-12-31
United Maritime Group, LLC
filed 2012-03-30
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(813) 209-4200

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a wholly-owned subsidiary of GS Maritime Intermediate Holding LLC (“Intermediate Holding Company”), which is a wholly-owned subsidiary of GS Maritime Holding LLC (the “Holding Company”). As of December 31, 2011, there were 100,491 membership units of the Holding Company outstanding. There is no trading market for the membership units of the Holding Company, Intermediate Holding Company or the registrant.

FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This annual report includes forward-looking statements within the meaning federal securities laws. Forward-looking statements are those that do not relate solely to historical fact. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the competitive environment in our industry;

•	changes in our fuel cost;

•	ability to hedge fuel requirements;

•	the impact of worldwide economic conditions;

•	actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities;

•	external conditions, including weather;

•	labor-related disruptions;

•	dependence on cash balances and operating cash flows;

•	our vessel and barge utilization rate;

•	maintenance costs;

•	government regulation;

•	our concentration of operations in Metropolis, IL and Davant, LA;

•	river conditions on the Inland Waterways;

•	operational disruptions;

•	our reliance on third-party vendors;

•	a boat/vessel accident or incident;

•	negative publicity regarding our customer service;

•	changes in the coal and petcoke markets;

•	insurance costs;

•	environmental regulations;

•	ability to attract and retain qualified personnel;

•	loss of key personnel; and

•	other risk factors included under “Risk Factors” in this annual report.

In addition, the words “believe,” “anticipate,” “expect,” “estimate,” “continue,” “expect,” “intend,” “project,” “plan,” “forecast,” “intend,” “believe,” “seek,” “may,” “should,” “could,” “goal,” “target,” “would,” “will” or words or phrases of similar meaning (or the negative version of any such words), as they relate to our company, our business and our management, are intended to identify forward-looking statements. They may relate to, among other things, our strengths, strategy, growth plans, operations, revenue, earnings, expenses, financing, sources of liquidity and capital requirements. In addition, we, through our senior management, from time to time make forward looking public statements concerning our expected future operations and performance and other developments.

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

In this annual report, unless the content otherwise requires, or unless specifically stated otherwise, references to the terms “we,” “our,” “us” and the “Company” refer to United Maritime Group, LLC, United Maritime Group Finance Corp. (“Finance Corp.”) and all of their subsidiaries that are consolidated under GAAP. The terms “Senior Secured Notes” or “notes” refer to our 11 3/4% senior secured notes due 2015 and the term “indenture” refers to the indenture governing the notes.

This Annual Report on Form 10-K includes forward-looking statements may include words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions indicating future results or expectations, as they relate to our company, our business and our management, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: the competitive environment in our industry; changes in our fuel cost; ability to hedge fuel requirements; the impact of worldwide economic conditions; actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities; external conditions, including weather; labor related disruptions; dependence on cash balances and operating cash flows; our vessel and barge utilization rate; maintenance costs; government regulation; the concentration of operations in Metropolis, IL and Davant, LA; operational disruptions; our reliance on third-party vendors and partners; a boat/vessel accident or incident; changes in the coal and petcoke markets; insurance costs; environmental regulations; ability to attract and retain qualified personnel; loss of key personnel; and other risk factors included under “Risk Factors” in this annual report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to confirm such statements to actual results or changes in our expectations.

Our Company

We are a leading independent provider of dry-bulk logistics solutions and the only integrated transportation and logistics service provider to the U.S. export coal and petroleum coke (“petcoke”) markets. We own and operate a dry-bulk terminal in the Gulf of Mexico, the eighth largest dry cargo barge fleet on the Mississippi, Ohio and Illinois Rivers and their major tributaries (collectively known as the “Inland Waterways”), and the largest Jones Act coastwise dry-bulk fleet as measured by deadweight tons (“DWT”). We believe our portfolio of assets is uniquely diverse and enables us to provide tailored transportation, storage, blending and transfer solutions to our customers.

Our service offering originates with coal and petcoke product loaded at mines and refineries located on the Inland Waterways. United Barge Line, our dry barge operator (“UBL”) transports the product by barge through its hub at Metropolis, Illinois down to United Bulk Terminal, our dry bulk terminal located south of New Orleans on the lower Mississippi (“UBT” or the “Terminal”). Product is transferred into storage or transferred directly onto ocean-going vessels at the Terminal. United Ocean Services’, our coastwise dry-bulk fleet (“UOS”) ocean-going vessels transport product in domestic coastwise markets, and United Maritime Group (“UMG”) chartered foreign vessels, up to Post-Panamax size, transport product to export markets in Europe, Africa, and Asia. UMG’s ability to offer an integrated maritime transportation solution minimizes customer cost and risk. UBL, UBT and UOS are described in more detail below under the heading “Our Business Segments.”

We are the largest U.S.-flag coastwise dry-bulk carrier, with a combined active cargo capacity of over 180,000 DWT. Our fleet of 653 inland dry barges is one of the ten largest in the industry. Our inland barges are moved by our owned fleet of 17 towboats, including 10 high-horsepower towboats that range from 6,000 to 9,000 hp and are well suited for our long-haul, high-volume tows. The scale and diversity of our fleet provides us with scheduling flexibility that enhances vessel utilization and offers our customers a range of vessel types and sizes to best meet their needs. In addition, we believe that our rigorous vessel maintenance program results in lower costs and improved operating performance, as well as better service and safety for our customers.

We consider our Terminal to be a key competitive advantage and an important link to our ocean and inland services. UBT is the largest of the three operating dry-bulk terminals on the lower Mississippi. Located on 1,134 acres, UBT has an annual throughput capacity of over 11 million tons and on-site storage capacity of up to 4.5 million tons. The Terminal offers a full suite of ground-based service capabilities including storage, precision blending, and sampling and has the largest dry-bulk barge fleeting operation as well as the ability to accommodate vessels ranging in size from Handysize to Post-Panamax. In addition, UBT serves as the key integration point for UMG’s barge and ocean operations, and has recently implemented a non-asset-based, foreign-flag ocean service that provides international coal and petcoke transportation solutions to its customers. For the year ended December 31, 2011, coal and petcoke accounted for the majority of the commodities we shipped and all of the commodities processed at our Terminal. We believe we are well positioned to take advantage of long-term U.S. and international coal consumption trends.

We enjoy long-standing relationships with our key customers and act as an integral part of their supply chain. We focus on building long-term relationships through reliable and safe performance and a strong commitment to customer service. Our primary customers include major utility, mining, refinery, and commodities trading companies. The average length of our relationships with our top ten customers is over 15 years.

We primarily operate under long-term take-or-pay contracts. We have enjoyed an over 50-year relationship with our largest customer, Tampa Electric, a regulated utility operating two coal-burning power plants in Florida. We have also enjoyed an over 15-year relationship with our second largest contracted customer, The Mosaic Company (“Mosaic”), a leading producer and marketer of concentrated phosphate rock and potash crop nutrients. However, beginning in the third quarter of 2010, Mosaic dramatically reduced the amount of cargo it shipped with us and issued a claim of alleged force majeure under its agreement with us. We commenced arbitration proceedings against Mosaic and those proceedings are ongoing. Additionally, on February 21, 2012 Mosaic announced a settlement with Sierra Club which may result in the resumption of their shipments. See Item 3., “Legal Proceedings.” We also have an over 25-year relationship with the U.S. Government, our second largest customer measured by 2011 revenues, fulfilling its spot contracts for cargo preference programs such as Public Law 480 (“PL-480”), which finances the procurement and transportation of food aid to developing nations. We believe these long-term relationships provide us with relatively stable and predictable revenue streams, greater asset utilization and consistent traffic patterns.

During the year ended December 31, 2011, over 51% of our revenue was generated under contracts with an average remaining term of approximately 3 years. In addition, while contracted under spot or single voyages, an additional 25% of our revenue over the same period was from recurring sources, including the cargo preference trade and repeat customers.

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

Our Business Segments

We operate through the following three segments: United Barge Line, United Bulk Terminal and United Ocean Services. The following table summarizes revenue contributions for each of our segments in the year ended December 31, 2011:

	Revenue
Segment	$ in Thousands	% of Total
United Barge Line	$146,005	45%
United Bulk Terminal	57,396	18%
United Ocean Services	122,405	37%

Total	$325,806	100%

United Barge Line. UBL is the eighth largest (measured by available capacity) dry cargo barge operator in the U.S. UBL focuses its operations on the lower Mississippi River where it is a market leader and provides cost-effective and efficient line-haul services under long-term contracts for customers in the U.S. coal and petcoke markets. UBL’s services primarily originate in close proximity to its large fleeting area in Metropolis, Illinois, which is located near the confluence of the major rivers on the Inland Waterways and in the heart of the Illinois Basin coal region. The services end at our Terminal in the Gulf of Mexico, where UBL offloads its cargo for storage and/or transfer to ocean-going vessels. UBL operates a fleet of 653 barges powered by its 17 owned towboats, 10 of which are high-horsepower, line-haul towboats ranging from 6,000 to 9,000 hp. Key products transported by UBL are coal, petcoke and grain.

United Bulk Terminal. UBT is the largest (measured by throughput capacity) of the three operating dry-bulk terminals for coal and petcoke on the lower Mississippi. Located on 1,134 acres, UBT has an annual throughput capacity of over 11 million tons and on-site storage capacity of 4.5 million tons. The Terminal offers a full suite of ground-based service capabilities including storage, precision blending, and sampling and has the largest dry-bulk barge fleeting operation as well as the ability to accommodate vessels ranging in size from Handysize to Post-Panamax. In addition, UBT serves as the key integration point for UMG’s barge and ocean operations, and has recently implemented a non-asset-based, foreign-flag ocean service that provides international coal and petcoke transportation solutions to its customers. In 2010, the company has commenced offering international flag ocean services to its terminal customers with time chartered vessels.

United Ocean Services. UOS is the largest U.S.-flag coastwise dry-bulk carrier, based on DWT capacity, and serves both U.S. coasts, the Gulf of Mexico and international markets. UOS’ core business is the transport of coal from our terminal eastbound to Tampa Electric’s Big Bend power plant, and the transport of phosphate rock westbound from Tampa to south central Louisiana. UOS is the primary domestic marine transporter of coal for Tampa Electric and also serves as Mosaic’s exclusive provider of marine transportation of unfinished phosphate rock in the Florida coastwise market. Domestically, we also transport shipments of fertilizer, alumina, petcoke, scrap metal, ores and grains. These coastwise trades represented 56% of UOS’ revenue during the year ended December 31, 2011. UOS operates the second largest fleet, by DWT, in the dry-bulk segment of the U.S. cargo preference market, which primarily involves the transportation of grain for food aid worldwide. Cargo preference trades represented 33% of UOS’ revenue during the year ended December 31, 2011. UOS’ operating fleet consists of two ships and three integrated tug-barge units, and offers a wide range of shipping capacity from approximately 23,100 DWT to approximately 37,000 DWT per vessel. The combined active cargo capacity of over 180,000 DWT at December 31, 2011 represents roughly 30% of the Jones Act coastwise capacity, excluding vessels below 10,000 DWT. In 2010, the company commenced offering international flag ocean services to its terminal customers with time chartered vessels.

Segment revenue, profit information and additional financial data and commentary on recent financial results for these segments are provided in Part III, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Overview

Inland Barge Transportation

Inland Barge Market. Domestic waterways are vital to the U.S. freight distribution system. Millions of tons of cargo are transported annually on the Inland Waterways, consisting of the Mississippi River, the Ohio River, the Illinois River and their tributaries. The most significant component of the Inland Waterways is the Mississippi River system. Its river basin encompasses portions of 31 states, spanning as far west as Nebraska to as far east as New York, and from as far south as Louisiana to as far north as the Great Lakes. The barges used in inland marine transportation are broadly categorized in two ways — dry cargo barges for the transport of bulk cargo, which may be fitted with weather-tight covers, and tank barges for carrying petroleum or other liquids.

Competition within the U.S. inland barging industry is diverse and includes independent transportation companies and small operators, as well as captive fleets owned by various U.S. power generating, grain, refining and petrochemical companies. Foreign competition within the industry is restricted due to the Jones Act. Primary users of dry cargo barges include domestic utilities and major U.S. agricultural and industrial companies. Dry cargo commodities transported on the Inland Waterways include coal, petcoke, grains, fertilizers, both raw steel commodities and finished steel, nonferrous minerals and construction materials.

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

Mississippi River Terminal Market

Terminal operations located on the lower Mississippi River are critical for the storage and transfer of materials entering and exiting the Inland Waterways. We estimate that in 2011, approximately 22 million tons of black products (coal and petcoke) were moved through three major terminals located on the Mississippi River. Three major coal and petcoke terminals serving the lower Mississippi River have an estimated combined maximum throughput of 23 million tons and on-site storage capacity of an estimated 7 million tons. Each of the three terminals is located along long, deep stretches of the Mississippi River, where barges and vessels can gain access for loading and unloading of cargo. Terminals located south of New Orleans allow ocean-going vessels to load cargo without having to navigate through the congested New Orleans area, which reduces time, cost and logistical problems for our customers. In addition to transfer and storage, terminal operations provide value-added services such as blending and automated sampling, which are often necessary for customers such as regulated public utilities who require specific blends to meet environmental standards.

Ocean Transportation

The U.S. ocean shipping industry consists of the Jones Act coastwise and the U.S.-flag cargo preference trades. In both of these markets in which we participate, there are significant restrictions that limit competition by foreign operators and create barriers to entry of new competitors.

The Jones Act (originally enacted as a part of the Merchant Marine Act, 1920, and since 2006 codified in Title 46 U.S.C.) requires that marine trade between U.S. ports be reserved for U.S. flag vessels which are built in the U.S., manned by U.S.-citizen crews, and owned by companies at least 75% owned by U.S. citizens at each tier of ownership. The Jones Act dry-bulk market is largely contractual in nature. The main routes served by Jones Act ocean-going vessels are within the Gulf of Mexico and along the East and West Coasts of the United States, including Puerto Rico, Hawaii and Alaska. The main products carried by the Jones Act dry-bulk ocean-going fleet include coal, petcoke, phosphate rock, grain and other agricultural products.

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

Customers and Contracts

We have established strong relationships with an attractive blue chip customer base which includes major agricultural, industrial, chemical and mineral companies in the United States. We have provided services to our top five customers for an average of 30 years.

Through consistent focus on customer service, we have built strong relationships with our customers. We believe these long-term, important relationships provide us with relatively stable and predictable revenue streams, greater capacity utilization and more consistent traffic patterns across all our business segments.

Our top three customers for UOS are Tampa Electric, Valero and various U.S. Government programs accounting for 79% of that segment’s business by revenue for the year ended December 31, 2011. For UBL and UBT, our top customer is Tampa Electric, comprising 19% and 13% of those segments’ revenues, respectively.

The majority of our revenue from the Gulf of Mexico trade for the UOS segment is from long-term or recurring contracts involving coal, petcoke and phosphate rock. The remaining revenues are from spot business, including UOS’s participation in government cargo preference programs. Government cargo preference programs are usually awarded on a voyage charter basis. Under this type of contract, we are paid freight on the basis of moving cargo from a loading port to a discharge port. We are responsible for paying both operating costs and voyage expenses while the charterer is typically responsible for any delay at the loading or discharging ports. UOS’ term contracts have fuel escalators tied to the “Platt’s U.S. Gulf Coast Distillates and Blendstocks, Waterborne” or other index. Additionally, the current market price of fuel is considered in UOS spot business prices.

For UBL, most of our multi-year contracts have a floor price, with adjustment provisions for fuel, and, in many cases general inflation, which increases stability of the contract margins. Generally, contracts that are less than one year are priced at the time of execution, and are referred to as spot, or affreightment, contracts.

Contract types for UBT are primarily based on transfer of cargo (i) from barge to storage to vessel or (ii) from barge directly to vessel. These contracts typically include a storage allowance and rate structure for storage charges. They include a transfer rate that may contain annual escalation clauses. Most of the UBT contracts provide for production guarantees to customers. Production guarantees relate to the tons per hour that UBT will guarantee to load their ocean vessels. If the guarantees are not met, UBT owes demurrage to the customer; if they are met, UBT earns despatch, which is compensation for loading faster than the guaranteed levels.

Relationship with Tampa Electric

Tampa Electric operates two electric coal/petcoke-burning plants, Big Bend Power Station (1,607 megawatt capability from four coal units) and Polk Power Station (260-megawatt capability from a five unit integrated gasification combined cycle facility). The Big Bend Station, which has sulfur dioxide scrubber capabilities, burns a combination of high sulfur coal, petcoke and No. 2 fuel oil. Polk Power Station burns a blend of high sulfur coal, petcoke, natural gas and oil. The Big Bend Station provides baseload electric generation for the Tampa area, and along with Tampa Electric’s other generation facilities, provides electricity to nearly 667,000 residential, commercial and industrial customers.

We have traditionally provided services to Tampa Electric under a series of five- to ten-year contracts. We currently have a six-year contract with Tampa Electric that expires on December 31, 2014 to transport, store, unload and blend bulk fuel. The contract provides for minimum cargo quantities to be transported, stored, handled and blended. Those minimum cargo quantities decreased in 2011 to base minimum quantities that apply for the rest of the term of the contract.

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

Relationship with Mosaic

The Mosaic Company is a global producer and marketer of phosphate and potash crop nutrients. Mosaic operates multiple phosphate rock mining sites in central Florida, as well as processing plants in Florida and Louisiana. Mined phosphate rock is combined with other raw materials to be finished into phosphate fertilizers. By contract we are Mosaic’s exclusive waterborne transporter of phosphate rock that is exported from Florida, and which is typically sent to Mosaic’s Louisiana plant for finishing.

We have traditionally provided services to Mosaic under a series of long-term contracts. We currently have a ten-year contract with Mosaic that expires on December 31, 2017 to transport phosphate rock. The contract provides for annually nominated minimum cargo quantities to be transported. Beginning in 2013, the annually nominated minimum cargo quantities may range as low as zero, although our exclusivity remains intact so that no other carrier would be permitted to transport phosphate rock by waterway for Mosaic. While the primary product to be moved for Mosaic is unfinished phosphate rock, movements of finished phosphate material above certain levels are counted against Mosaic’s annual minimums as well. Except under certain circumstances and subject to certain limitations and adjustments, if Mosaic fails to provide the minimum contracted cargo quantities, then it must pay us a shortfall payment. We, in turn, are obligated to have sufficient vessel capacity to be able to handle annually nominated cargo quantities. Our contract with Mosaic has standard rate adjustments tied to fuel and various economic indices. The contract also has standard demurrage and laytime provisions. Mosaic can terminate our contract under limited circumstances, including a material breach of the agreement by us.

As disclosed under Item 3, “Legal Proceedings,” Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under our agreement but has continued very nominal shipments of finished phosphate “dry rock” as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 and 2011 of Mosaic’s failure to ship minimum contract volumes of unfinished phosphate rock was approximately $9 million and $30 million, respectively. The impact on our revenue in 2012 of Mosaic’s failure to ship any volumes of unfinished phosphate rock would be approximately $9 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS tug and barge unit into temporary lay-up status and sold a second tug and barge unit in the fourth quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. We do not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

Maintenance and Repairs

We have a management approved maintenance program, which is administered by our engineering department. Vessel maintenance and repair consists of routine and non-routine maintenance, and the work performed is divided into two general categories: routine maintenance and major maintenance or shipyard periods. Routine maintenance consists of routine daily and periodic preventive maintenance and repairs on our vessels, including any unscheduled items on an as needed basis. Routine maintenance events are currently serviced by vessel engineering staff and contract labor and completed while underway or in ports we currently serve. Major maintenance or shipyard periods consist of a series of more complex tasks that can take from one to eight weeks to accomplish and typically are required approximately every 24 to 36 months. Major engine maintenance is performed approximately every three to five years in accordance with manufacturer’s recommendations, and includes a more complex scope of work. Due to our relatively small fleet size we believe that outsourcing all of our major maintenance, such as engine servicing, major part repair and vessel repairs is more economical. Outsourcing eliminates the initial capital requirements inherent in major vessel maintenance. During 2011, we outsourced our major maintenance to qualified maintenance providers under the oversight of our engineering department and in compliance with regulatory bodies such as the American Bureau of Shipping.

Employees

As of December 31, 2011, United Maritime Group had 719 employees, including employees at United Maritime Group’s subsidiaries. UOS had 164 employees, 146 of whom are in seagoing positions and the remainder work in shoreside positions. UBL had 324 employees, 302 of whom work on vessels and the remainder work in shoreside positions. UBT had 147 employees who work in operations, maintenance or other managerial or administrator positions. United Maritime Group had 84 employees who work in executive, managerial and administrative positions. We strive to provide market compensation packages including health and other benefits, paid time off and participation in company sponsored retirement contribution plans. We believe our relationship with our employees is strong.

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

Competition

We are the only integrated provider of marine transportation and terminal services for coal and petcoke in the Inland Waterways and the Gulf of Mexico. We believe that our three business segments (UBL, UBT and UOS) are complementary and combined with our unique asset base, constitute a robust marine transportation and logistics service offering for dry-bulk commodities.

United Barge Line

The barging industry is highly competitive, with a number of companies offering transportation services on the Inland Waterways. As of December 31, 2011, the top 10 carriers accounted for 84% of the total barge fleet. We compete with other carriers on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services, information timeliness, quality of equipment, accessorial terms, freight payment terms, free days and demurrage days. UBL operates in the dry-bulk segment, and other major operators in this segment include: Ingram Barge Company; AEP River Operations; American Commercial Lines; American River Transportation; and Crounse Corporation. As of December 31, 2011, UBL operated approximately 4% of dry cargo barges on the Inland Waterways.

UBL also faces competition from the truck and rail industries. While a portion of the coal we ship for Tampa Electric was transferred from marine to rail transport modes, overall, transportation of dry-bulk goods via the Inland Waterways generally remains the most cost-effective method of shipping for cargo located within 50 miles of a waterway. Barge transportation offers several advantages over other modes of transportation, including cargo capacity, cost-efficiency, environmental impact and safety. In addition to having considerably more capacity than other modes of transportation, barge transportation is highly fuel efficient and produces fewer smog-causing chemicals when moving equivalent amounts of freight over equivalent distances.

United Bulk Terminal

UBT’s competition mainly consists of two land-based terminals (International Marine Terminal and Convent Marine Terminal (formerly known as IC Railroad Terminal)) and numerous midstream operations with no land-based storage or transfer facilities. Because of UBT’s location, multiple systems, equipment speeds, transfer capacity, and large storage area, it is well-positioned to serve producers needing product transfer, blending, and ground storage capacity. Compared to the competition, our dry-bulk terminal has a substantially higher annual throughput, load out capacity and ground storage capacity. We believe that UBT has the potential to capture business from midstream companies such as direct transfers where cargo is moved ship to barge or barge to ship. Although midstream operations involve lower operating costs, they often cause river barge and ship delays, which may increase demand for ground storage given current barge rates.

United Ocean Services

The Jones Act dry-bulk market is contractual in nature. The size and contractual nature of the market has supported purpose-built ships and tug-barge units with features that render them well-suited for their intended trades, but sometimes non-competitive in other trades, either due to “DWT” or cubic capacity, draft, speed or other features. As such, there is limited ability by operators to bid for cargoes competitively and/or substitute vessels. We compete for business in the spot market primarily based on price and vessel capacity.

The Jones Act dry-bulk fleet has been largely constant due to high replacement costs and lack of demand growth. Our vessels operate primarily in the Gulf of Mexico and internationally under the Cargo Preference Trade. Other top competitors include: Moran Dry Bulk Carriers, trading primarily in the Atlantic Coast and Puerto Rico; Sealift in the Cargo Preference Trade; Liberty in the Cargo Preference Trade; Allied Transportation, trading primarily in Florida and the Atlantic Coast; and Kirby Ocean Transport (formerly Dixie Carriers), trading primarily in the Gulf of Mexico.

Laws and Regulation

Overview

Our business is subject to extensive government regulation in the form of national, state and local laws and regulations, as well as laws relating to health, safety, environmental matters, and natural resources. Because such laws and regulations are regularly reviewed and revised by issuing governments, we are unable to predict the ultimate cost or impact of future compliance. In addition, we are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to our business operations. The types of permits, licenses and certificates required depend upon such factors as the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew, the age of the vessel and our status as owner, operator or charterer. As of December 31, 2011, we had obtained all material permits, licenses and certificates necessary for operations.

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

Environmental Regulation

Our operations, facilities, properties and vessels are subject to extensive and evolving laws and regulations pertaining to ballast water, air emissions, storm water management and discharges, wastewater discharges, storage tanks, the handling and disposal of solid and hazardous materials, hazardous substances and wastes, the investigation and remediation of contamination and other laws and regulations related to health, safety and the protection of the environment and natural resources. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Failure to comply with these laws, regulations and permits may trigger administrative, civil and criminal enforcement proceedings and could result in the assessment of civil and criminal fines and penalties, the imposition of remedial obligations, assessment of monetary penalties and the issuance of injunctions limiting or preventing some or all of our operations. From time to time, our operations may not be in full compliance with applicable environmental laws and regulations or the terms and conditions of our permits. As a result, we have incurred and will continue to incur capital costs and other expenditures relating to environmental, health and safety matters.

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

Our operations may occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the U.S. Resource Conservation and Recovery Act (“RCRA”) or comparable state, local or foreign requirements. In addition, from time to time we may arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we may be held liable for cleanup costs under applicable laws.

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

Occupational Health and Safety Matters; Vessel Security

Our vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards as well as for vessel security. Our shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. As of December 31, 2011, we believe we were in material compliance with these regulations. However, we may experience claims against us for work-related illness or injury as well as further adoption of occupational health and safety regulations.

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

Inspection by Classification Societies

Every ocean-going vessel must be “classed” by a classification society. We are under continuous survey by either the American Bureau of Shipping or Det Norske Veritas international industry certification groups which are primarily organized to promote the security of life, property and the natural environment through the development and verification of standards for the design, construction and operational maintenance of ocean-going vessels.

Available Information

This annual report summarizes documents that are not delivered herewith. Copies of such documents are available at your request, without charge, from United Maritime Group, LLC 601 S. Harbour Island Boulevard, Suite 230, Tampa, Florida 33602, Attention: Chief Financial Officer. Our telephone number at that address is (813) 209-4200.

You may read and copy this information at the Public Reference Room of the SEC, 100 F Street N.E. Washington, D.C. 20549. For more information about the operation of the Public Reference Room, call the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports and other information about issuers who file electronically with the SEC. The Internet address of the site is http://www.sec.gov. We are not incorporating the contents of the websites of the SEC or any other person into this document. We are only providing information about how you may obtain certain documents that are incorporated into this document by reference at these websites. Please call the SEC at 1-800-SEC-0330 for further information on the operations of the public reference rooms.

Our SEC filings are also available at the SEC’s website at http://www.sec.gov. You may also obtain a copy of any our filings, at no cost, by writing to or telephoning us at the following address:

United Maritime Group, LLC

601 S. Harbour Island Blvd., Suite 230

Tampa, FL 33602

(813) 209-4200

Attention: Counsel

ITEM 1A.	RISK FACTORS.

Risk Factors

You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

Risks Related to Our Business

The global economic crisis which began in 2008 has adversely affected and may continue to adversely affect our business.

During the third quarter of 2008, a crisis in the credit markets began to impact the capital markets and thus far has produced a global recession. Even with what is believed to be the worst of the crisis behind us, the economic condition remains fragile. Any slight dip in the markets could have a major impact. Although we cannot predict the extent, timing and full ramifications of the crisis, we believe that, at a minimum, the following risks have been heightened:

•

Loss of demand — Global demand for many of the products that we currently transport and store may be significantly diminished by a prolonged recession. Such loss of demand could severely impact our revenues, costs and financial condition, as it may lead to an oversupply of transportation and storage capacity, reducing the rates we are able to charge for our services. Such loss of demand could also result in diminished utilization and efficiency and negatively impact our revenue and the mix and volume of our shipments, as occurred in the year ended December 31, 2009.

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

As a result of the continuing global economic downturn, spot demand declined for our services across all our segments during 2011. We believe factors impacting our results in 2011 will continue into 2012. If the global economic downturn persists for longer than we anticipate or worsens, or demand for our services does not improve or declines, our EBITDA and other operating results may fail to improve and could continue to decline.

The loss of one or more key customers, particularly Tampa Electric, or material nonpayment or nonperformance by one or more of our key customers, could cause a significant loss of revenue and may adversely affect profitability.

We have a contract with Tampa Electric, which represented 23% of our revenues for the year ended December 31, 2011. We also have spot contracts with the U.S. Government, which represented 14% of our revenues for the year ended December 31, 2011. If we were to lose one or more of our large customers, or if one or more of our large customers were to significantly reduce the amount of services they purchase from us and we were unable to redeploy that capacity on similar terms, or if one or more of our key customers failed to pay or perform, we could experience a significant loss of revenue.

Our inability to replace volume and revenue reductions as a result of the Sierra Club’s legal challenges to Mosaic’s permits to mine unfinished phosphate rock in central Florida would materially and adversely affect our revenues, results of operations and financial condition.

On August 9, 2010, UOS, a wholly-owned subsidiary of the Company, received a letter from Mosaic claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a force majeure event had occurred under UOS’ contract (the “Mosaic Agreement”) with Mosaic, which Mosaic indicated might require it to curtail or suspend shipments under the Mosaic Agreement. In 2010 and 2011 Mosaic shipped below their minimum contract and the circumstances that gave rise to the decrease continue into 2012. We are pursuing our rights to recover deadfreight through arbitration. The Mosaic Agreement provides Mosaic the option to ship minimum volumes and they have made a nomination to reduce volumes to a range of zero to 1.5 million tons in 2013 and 2014. The Mosaic Agreement is operated complimentary to Tampa Electric using shared assets and there is limited opportunity to replace the tons.

Our inability to replace volume and revenue reductions in our contract with Tampa Electric would materially and adversely affect our revenues, results of operations and financial condition.

Our contract with Tampa Electric runs through December 31, 2014. This contract represents a significant reduction in volumes over our prior contract, due primarily to Tampa Electric’s diversification of transportation modes, particularly to rail, and Tampa Electric’s sourcing of barging capacity from one of our competitors. The CSX railroad provides an alternative coal transportation source to Tampa Electric’s Big Bend coal-fired power plant. Tampa Electric relies on the CSX railroad for a significant portion of its coal transportation needs.

A decline in Tampa Electric’s operating results or a decline in Tampa Electric’s coal requirements, which are driven by power demand and which may be affected by a number of additional factors, including economic conditions, energy usage patterns and government regulation, could adversely affect our revenue.

Energy usage per residential customer at Tampa Electric may decline in the future, in response to mild weather, higher energy prices reflected both through the fuel charge on bills and for higher energy prices in general, increased appliance efficiency, and increased residential vacancies as a result of increasing foreclosures amid the economic slowdown. Tampa Electric’s forecasts are based on normal weather patterns and historical trends in customer energy use patterns. Tampa Electric’s ability to increase energy sales and earnings could be negatively impacted if energy prices increase in general and customers continue to use less energy in response to higher energy prices. Tampa Electric has shifted a portion of its energy generation from solid fuel to natural gas due to lower energy prices. If any of these factors change for Tampa Electric, it could reduce Tampa Electric’s or any of our other customers’ demand for or usage of domestic coal and demand for our transportation services, which in turn could adversely affect our revenue.

Changes in market conditions and factors influencing the demand for coal and petcoke could adversely affect our revenues.

Coal and petcoke represent the largest percentage of our cargoes transported and stored and decreased demand for solid fuels could materially adversely affect our revenues. Continued demand for these solid fuels could be adversely affected by changes in coal consumption patterns. For example, shifts in demand for solid fuels from domestic sources to foreign sources, which occasionally occurs when the U.S. dollar is strong compared to foreign currencies, could adversely affect our business. Consumption by the domestic utility industry is affected by the demand for electricity, environmental and other governmental regulations, technological developments and the price of competing solid fuels and alternative fuel supplies including nuclear, natural gas, oil and renewable energy sources. Many of the recently constructed electric power sources have been gas-fired by virtue of lower construction costs and reduced environmental risks. Gas-based generation from existing and newly constructed gas-based facilities has the potential to displace coal and petcoke-based generation, particularly from older, less efficient coal generators. In addition, environmental regulations may require electric power generators lessen or eliminate their use of solid fuels. For example, increasingly stringent requirements, including federal Clean Air Act rules under development to replace both the Clean Air Interstate Rule and Clean Air Mercury Rule, and emerging federal, state, and regional regulation of greenhouse gases (“GHGs”), may result in more electric power generators shifting from solid fuels to natural gas-fired power plants. We have derived an increasing percentage of revenue from the export market of U.S. coal and petcoke and as such are exposed to the volatility of global supply and demand in those products. The competitiveness of U.S. exports is determined by factors that are outside of our control, including currency and transportation costs. Any reduction in the demand for coal or petcoke as a result of these changing conditions may adversely affect our revenues.

Our revenues would be adversely affected if funding for PL-480 cargoes were significantly reduced or eliminated.

Approximately 14% of our revenue for the year ended December 31, 2011 is related to cargo preference programs, primarily PL-480. The PL-480 program requires that preference be given to U.S.-flag vessels for the shipment of at least 50% of U.S. Government-generated cargoes and at least 75% of food-aid cargoes. The PL-480 program is funded annually by the U.S. Government and we cannot be certain if the program will continue to be funded, and if so, at what levels. In addition, funding for the program and underlying cargoes could be eroded over time as a result of periodic attempts by certain parties to reduce or eliminate PL-480 funding. In February 2012, the Obama Administration released its FY 2013 budget request which would cut PL-480 Title II from the FY 2012 level of $1.466 billion to $1.4 billion, a 4.5% decrease. The volume of shipments under the PL-480 program is also dependant on commodity prices as well as transportation and handling costs. Grain is the primary preference cargo under the PL-480 program we carry for the U.S. Government. Increases in commodity prices, particularly grain, can have the effect of reducing volumes shipped under the PL-480 program. A decrease in the amount of grain shipped under PL-480 would likely decrease the number of spot contracts we enter into with the U.S. Government and could adversely affect our revenues and earnings.

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

Marine freight transportation and storage rates in our markets fluctuate from time to time and may decrease; lowering the rates we are able to charge our customers.

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

Fuel is a significant expense for us. For the years ended December 31, 2011 and 2010, fuel expenses represented 25% and 21% of our revenues, respectively. Fuel prices are subject to fluctuation as a result of domestic and international events. Generally, our term contracts contain provisions that allow us to pass through (effectively on approximately a 45-day delay basis) a significant portion of any fuel expense increase to our customers, thereby reducing, but not eliminating, our fuel price risk. Fuel price is a key, but not the only, variable in spot market pricing. Therefore, fuel price and the timing of contractual rate adjustments can be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing fuel prices. Negotiated spot rates may not fully recover fuel price increases. From time to time we hedge the expected cash flows from anticipated purchases of non-pass through gallons through fuel price swaps, but our current policy is to hedge between 50% and 75% of our expected fuel exposure at UBL for the next 12 months. At December 31, 2011, we had fuel hedges in place for approximately 12% of our estimated fuel consumption for 2012 and 2013. At December 31, 2011 the market value of our fuel price swaps represented a net asset of $0.5 million. If there are no further changes in market value prior to settlement dates in 2012 and 2013, this amount would be recognized as the fuel is used. Consequently, we are only partially protected from increases in fuel prices, and any increase in fuel prices could adversely affect our operating results.

In addition, more stringent environmental regulation of fuels may adversely impact the cost and availability of marine fuels upon which our fleet relies. See “Business — Laws and Regulations — Environmental Regulation.”

Foreign flag vessels that we charter in to provide international service to our customers may fail to meet performance expectations which may increase our operating expenses and adversely affect profitability.

In 2010 we began chartering foreign flag vessels for use in the international trades. The risks associated with chartering vessels are similar to the risks encountered with our owned fleet of vessels, including weather delays, decreases in market demand and nonpayment of freight by customers. In addition, chartering vessels is subject to the risks of decreases in international charter rates below the rate secured by us and poor performance of vessel owners.

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

If we were to experience difficulties in hiring and retaining crews for our vessels, including if our employees were to unionize, our business and financial condition would be adversely affected.

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

In addition, as a non-union employer we may have a smaller pool of potential crew available to us than our competitors. If our current employees unionize or we are put in a position where we must hire employees who are union members, our costs of doing business may increase substantially. If this were to occur, there may be work stoppages and other union-related disruptions.

Our insurance may not be adequate to cover our losses.

We may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on our business and operations. While we believe that we have sufficient insurance coverage for pollution, property, marine and general liability, and are compliant with the insurance requirements of every state we ship to, in the event that costs exceed our available insurance or additional liability is imposed on us for which we are unable to seek reimbursement, our business and operations could be materially and adversely affected. Our vessels are currently insured for their fair market value, which may be significantly less than their replacement value. Losses from a catastrophic accident with one of our vessels could exceed our insurance coverage and adversely affect our financial condition. Furthermore, even if insurance coverage were adequate to cover our losses, we may not be able to timely obtain a replacement vessel in the event of a loss.

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

In addition, as our fleet ages, operation and maintenance costs increase. For example, cargo insurance rates and the costs of compliance with governmental regulations, safety or other equipment standards increase as the vessels age. Moreover, the failure to make capital expenditures to alter or add new equipment to our vessels may restrict the type of activities in which these vessels may engage. We cannot assure you that, as our vessels age, market conditions will justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

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

Our operations are capital intensive and require significant capital investment. We intend to fund substantially all of our needs to operate the business and make capital expenditures, including adequate investment in our aging barge and ocean-going vessel fleet, through operating cash flows and borrowings. Capital may not be continuously available to us or may not be available on commercially reasonable terms. If we require more capital than is available under the terms of our credit facility, we would be required either to (a) seek to increase the availability under our credit facility or (b) obtain other sources of financing. If we incur additional indebtedness, the risk that our future cash flow and capital resources may not be sufficient for payments of interest on and principal of our substantial indebtedness would increase. We may not be able to increase the availability under our credit facility or to obtain other sources of financing on commercially reasonable terms, or at all. If we are unable to obtain additional capital, we may be required to curtail our capital expenditures and we may not be able to invest in our aging vessel fleet and to meet our obligations, including our obligations to pay the principal and interest under our indebtedness.

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

Availability under our credit facility is based partially on the value of our vessels, and if the fair market value of our vessels declines, we will have reduced access to capital. The insurance coverage for our vessels is also based on their fair market value. Any decline in fair market value, and the corresponding decrease in insurance coverage, would increase the loss for which we would be liable in connection with lost revenues and replacement costs. Additionally, if we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale price may be less than the vessel’s carrying value on our consolidated financial statements, resulting in a loss and a reduction in earnings. Furthermore, if vessel values fall significantly, we may have to record an impairment adjustment in our financial statements, which could adversely affect our financial results and condition.

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

In addition, adverse river conditions can result in lock closures and affect towboat speed, tow size and loading drafts and can delay barge movements. River terminals, including UBT, may also experience operational interruptions as a result of weather or river conditions, including draft restrictions on the Mississippi River that limit the maximum load sizes for ocean vessels leaving UBT. Also, there may be environmental hazards in connection with runoff and spillage from the carbon-based dry and liquid products stored at UBT. These incidents especially occur when there is excessive rain.

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

The involvement of our vessels or terminal in a disaster or delays in delivery or damages or loss of cargo may harm our reputation as a safe and reliable vessel operator and could cause us to lose business. If our vessels suffer damage, they may need to be repaired. The costs of repairs are unpredictable and can be substantial. We may have to pay repair costs that our insurance does not cover in full. The loss of revenue while vessels are being repaired and repositioned, as well as the actual cost of these repairs, could decrease our earnings. In addition, space at repair facilities is sometimes limited and not all repair facilities are conveniently located. We may be unable to find space at a suitable repair facility or we may be forced to travel to a repair facility that is not conveniently located near our vessels’ positions. The loss of earnings while these vessels are forced to wait for space or to travel to more distant maintenance facilities would adversely affect our results of operations.

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

United Barge Line is fully dependent on the infrastructure of the Inland Waterways. Many of the dams and locks on the Inland Waterways were built early in the last century, and their age makes them costly to maintain and susceptible to unscheduled maintenance outages. Much of this infrastructure needs to be replaced, but federal government funding of the 50% share not funded through fuel user taxes on barge operators for new projects has historically been limited. In addition, although the current annual government funding levels are near the average anticipated annual need for the foreseeable future, these levels may not be sustained and a larger portion of infrastructure maintenance costs may be imposed on operators. The delays caused by malfunctioning dams and locks may increase our operating costs and delay the delivery of our cargoes. Moreover, increased diesel fuel user taxes could be imposed in the future to fund necessary infrastructure improvements, increasing our expenses. The current administration is proposing a “lockage fee” to replace the current fuel user tax. Such a fee would penalize us and others similarly situated that serve the northern portions of the Inland Waterways, particularly if the total funding expectation from the industry is increased and reallocated in this manner. We may not be able to recover increased fuel user taxes or such lockage fees through pricing increases. The current administration’s economic stimulus package may result in the closure or reduced capacity of dams and locks during upgrades or maintenance, which could cause operational inefficiency and interruption of service, and adversely affect our revenues. In addition, the controlling draft at the Southwest Passage on the Mississippi River may be reduced from time to time due to silting and limited dredging resources, and could cause further potential reductions in our operations.

An oversupply of U.S. marine transportation or terminal capacity may lead to reductions in freight and handling rates, which would adversely affect our revenues.

The U.S. marine transportation and terminal industry, including our business, has previously suffered from an oversupply of capacity relative to demand for transportation and terminal services. Such oversupply may recur due to a variety of factors, including a drop in demand, overbuilding, delay in scrapping or extending useful lives through refurbishing of vessels approaching the end of their useful economic lives. If an oversupply of capacity were to persist, it could take several years before demand growth matches supply due to the variable nature of the U.S. marine transportation industry and the freight transportation industry in general, and the relatively long life of marine equipment. Such oversupply could decrease demand for our services and could lead to reductions in the freight rates that we are able to charge.

The U.S. marine transportation industry is highly competitive and increased competition could adversely affect our operations.

We operate in a highly competitive industry. In particular, competition is intense for barge freight transportation. The demand for dry cargo freight on the Inland Waterways is driven by the production volumes of dry-bulk commodities transported by barge as well as the attractiveness of barging as a means of freight transportation. We compete with other carriers on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services, information timeliness, quality of equipment, accessorial terms, freight payment terms, free days and demurrage days. The major operators in the dry-bulk segment include Ingram Barge Company, AEP River Operations, American Commercial Lines, American River Transportation and SCF Marine. With respect to our main competitors and the overall market, we operated approximately 4% of cargo barges on the Inland Waterways in 2011. Increased competition in the future could result in a significant increase in available shipping capacity on the Inland Waterways and coastwise markets, which could create downward rate pressure for us or result in our loss of business. In United Ocean Services, we face competition from other U.S.-flag vessels with respect to our PL-480 spot contracts with the U.S. Government. In addition, we face competition from other transportation sources, including rail and trucking.

Our failure to comply with government regulations affecting the U.S. marine transportation industry, or changes in these regulations, may cause us to incur significant expenses or affect our ability to operate.

As participants in the U.S. marine transportation industry, we are subject to various laws and regulations, including federal, state and local laws and regulations, all of which are subject to amendment or changes in interpretation. In addition, various governmental and quasi-governmental agencies require us, as vessel operators, to obtain and maintain permits, licenses and certificates and require routine inspections, monitoring, recordkeeping and reporting with respect to our vessels and operations. See “Business — Laws and Regulation — Environmental Regulation.” Any significant changes in laws or regulations affecting the U.S. marine transportation industry, or in the interpretation thereof, could cause us to incur significant expenses. Examples include new U.S. Environmental Protection Agency (“EPA”) regulations on marine diesel engine emissions and proposed Coast Guard ballast water discharge rules. Recently proposed regulations call for increased and enhanced inspection of inland towboats. . These regulations could result in vessel delays and significantly increased maintenance and upgrade costs for our fleet. Furthermore, failure to comply with current or future laws and regulations may result in the imposition of fines and/or restrictions or prohibitions on our ability to operate.

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

Our ocean-going vessels are inspected by the U.S. Coast Guard and classed by the American Bureau of Shipping and Det Norske Veritas, and as such, we follow the guidelines set forth by these regulatory agencies for hull and machinery requirements for annual, intermediate and special surveys. In accordance with the rules and guidelines set forth by these regulatory agencies, our vessels are dry-docked twice in a five year period, not to exceed three year intervals to insure that hull and underwater components are inspected and meet all acceptable criteria. If a vessel in our fleet did not maintain its class and/or failed any annual survey, intermediate survey or special survey, it would be unemployable and unable to trade between ports, or may incur significant repair costs to bring to it into compliance. In addition, our vessels may be subject to delays resulting from inspections or violations of rules imposed by foreign governments and port state control entities (similar to our Coast Guard) when our vessels call in foreign ports. This would adversely affect our results of operations.

While we believe we are in compliance with worker health and safety regulations and we believe that coal, phosphate, petcoke, alumina and any of the other materials we ship are not highly toxic or significantly radioactive, we nonetheless are currently and may in the future be subject to lawsuits by workers claiming that the materials we ship are a health hazard.

We are currently and may in the future continue to be subject to lawsuits brought by workers claiming that the materials we ship or handle have exposed them to a health hazard. Among others, we ship coal, petcoke, alumina, phosphate, and other materials that may become airborne as particulates and be present in certain dusts. While we believe that the materials we ship have low health risks and we provide workers with personal protective equipment as required by law, our business and operating results could be adversely affected if any of the materials we ship are shown to be a health hazard or if an adverse ruling is rendered in any pending or future exposure cases involving materials that we handle or have handled in the past. See “Business — Laws and Regulation — Environmental Regulation.”

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

Increasingly stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board and the United States Customs and Border Patrol, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety and security standards and are authorized to investigate vessel accidents and recommend improved safety standards, while Customs and Border Protection is authorized to inspect vessels at will. Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment, increased manning, or operational changes. While we endeavor to comply with all applicable laws, we might not and our failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, including charterers. Moreover, these laws and regulations are subject to change, which could result in more comprehensive and stringent requirements that substantially increase our operational and compliance costs that we may not be able to pass along to our customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect our financial condition and results of operations. For example, anticipated regulations regarding ballast water management and new regulations regarding reduced air emissions from marine diesel engines could result in us making significant capital expenditures over the next three to five years in order to upgrade our vessels accordingly. While we cannot presently estimate such expenditures with certainty, there could be no assurances that the expenditures would not be material. See “Business — Laws and Regulation”

We are also subject to the Merchant Marine Act of 1936, which provides that during a national emergency or a threat to the security of the national defense and upon proclamation by the President of the United States, the Secretary of Transportation may requisition for use or purchase any vessel or other watercraft owned by United States citizens (which includes United States limited liability companies), including vessels under construction in the United States. If one of our vessels were purchased or requisitioned for use by the federal government under this law, we would be entitled to be paid the fair market value of the vessel in the case of a purchase or, in the case of a requisition, the fair market value of charter hire. However, if one of our tugs is requisitioned or purchased and its associated barge is left idle, we would not be entitled to receive any compensation for the lost revenues resulting from the idled barge. We would also not be entitled to be compensated for any consequential damages we suffer as a result of the requisition or purchase of any of our vessels. The purchase or the requisition for an extended period of time of one or more of our vessels could adversely affect our results of operations and financial condition.

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

Our shipping work under the U.S. Cargo Preference program takes our vessels to ports of call that may be experiencing regional political instability or violence. Our ports of call in the past have included locations such as Djibouti and Yemen. In addition, our travels take our crews and vessels through the Suez Canal. Passage through this area could be threatened by the current political unrest in the Middle East. Despite our precautions, including providing vessels traveling to unstable ports and through high risk waters with armed security, communicating with various U.S. security agencies and obtaining military clearances, our crews may suffer harm or our vessels may be subject to damage or piracy while traveling to politically unstable ports of call.

Acts of piracy on ocean-going vessels have increased recently in frequency and magnitude, which could adversely affect our business. The shipping industry has historically been affected by acts of piracy in regions such as the South China Sea and the Gulf of Aden. In 2008, acts of piracy increased significantly, particularly off the coast of Somalia in the Gulf of Aden and Indian Ocean. The frequency and scope of attacks on all types of vessels has increased steadily over the past three years. The number of mariners and vessels being held for ransom, the captivity periods, and the ransom amounts, have all increased during this time despite the presence of active military coalition forces. This led to the issuance of a presidential Executive Order in April, 2010, declaring it illegal for U.S. citizens to make payments to certain Somali and other persons of interest, which served to heighten the level and cost of risk to the crews of U.S. companies. In addition, in January, 2011, the Coast Guard issued its fifth revision to Maritime Security Directive 104-6, expanding the high risk zone off Somalia and the Indian Ocean significantly. This requires U.S. flag companies operating in those areas to hire security teams and make numerous other security arrangements that increase the cost of participating in PL480 cargoes without reimbursement. A charterer may also claim that a vessel seized by pirates was not “on-hire” for a certain number of days and it is therefore entitled to cancel the charter party, a claim that we would dispute. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Also, our integrated tug-barge units are slow moving and low to the water, which makes them vulnerable to pirate attacks and restricts our ability to bid on PL-480 charters to high risk destinations. In December 2011, the Coast Guard issued the sixth revision of MSD 104-6, expanding the scope of high risk waters in certain areas off West Africa.

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

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2011, we had $215 million of total debt outstanding. Subject to the limits contained in the indenture governing the notes and our credit facility, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of the notes, including the following:

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

Our ability to make scheduled payments on and to refinance our indebtedness, including the notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors, including the availability of financing in the banking and capital markets as well as the other risks described herein. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the notes, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the notes and our credit facility do not fully prohibit us from doing so. Our credit facility provides for up to $135 million of borrowing capacity, of which $50 million had been borrowed as of December 31, 2011. Borrowings under our credit facility are effectively senior to the notes to the extent of the value of the assets securing such indebtedness. We may also incur other additional indebtedness secured by liens that rank equally with those securing the notes, in which case, the holders of that debt will be entitled to share ratably with the note holders in any proceeds distributed in connection with our insolvency, liquidation, reorganization, dissolution or other winding-up. If we incur additional indebtedness, including under our credit facility, the related risks that we now face would intensify and could further exacerbate the risks associated with our substantial leverage.

We face the risk of breaching covenants in our credit facility and other future financings and may not be able to comply with certain incurrence tests in the indenture governing the notes.

Our credit facility contains financial covenants that are applicable upon an event of default or a lack of availability under the borrowing base formula. These covenants include, among others, the maintenance of (i) the ratio of debt to EBITDA and (ii) the ratio of EBITDA and certain capital expenditures to fixed charges. Our ability to meet the covenants can be affected by various risks, uncertainties and events beyond our control, and we cannot provide assurance that we will meet those tests. Failure to comply with any of the covenants in our credit facility or in any future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions, including the indenture governing the notes.

Upon the occurrence of an event of default under our credit facility, all amounts outstanding can be declared immediately due and payable and all commitments to extend further credit may be terminated. Such acceleration of repayment under our credit facility would result in an event of default under the notes. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our ability to repay borrowings under the credit facility and our obligations under the notes.

A significant portion of our borrowings are tied to floating interest rates which may expose us to higher interest payments should interest rates increase substantially.

At December 31, 2011, we had approximately $50 million of floating rate debt outstanding, which represents the outstanding balance under our credit facility. Each 100 basis point increase above the interest rate in effect at December 31, 2011 would increase our annual cash interest expense by approximately $0.5 million.

The indenture governing the notes and our credit facility impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

Our credit facility and the indenture governing the notes impose significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

Also, our credit facility requires us to meet certain minimum availability levels. We may not be able to maintain these levels and if we fail to be in compliance with these tests, we may not be able to borrow the full amount available under our credit facility, which could make it difficult for us to operate our business.

As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. We also may incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the indenture governing the notes or under our credit facility. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable.

We may not be able to finance a change of control or excess cash flow offer required by the indenture.

Upon the occurrence of certain kinds of change of control events or our accumulation of certain levels of excess cash flow, we will be required to offer to repurchase outstanding notes or existing notes at 101% or 100%, respectively, of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. However, it is possible that we will not have sufficient funds at the relevant time to make the required repurchase of notes or that restrictions in our credit facility will not allow such repurchases. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes which, in turn, would constitute a default under our credit facility. In addition, the occurrence of a change of control would also constitute an event of default under our credit facility. A default under our credit facility would result in a default under the indenture if the lenders accelerate the debt under our credit facility.

Moreover, our credit facility restricts, and any other future indebtedness we incur may restrict, our ability to repurchase the notes, including following a change of control or excess cash flow event. As a result, following a change of control or excess cash flow event, we would not be able to repurchase notes unless we first repay all indebtedness outstanding under our credit facility and any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding or existing notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

Other secured indebtedness, including indebtedness under our credit facility, which is secured by certain assets of the borrowers and the guarantors thereunder on a first priority basis, are effectively senior to the notes.

Obligations under our credit facility are secured by a first priority lien on substantially all the assets of the borrowers and guarantors thereunder. The notes and the related guarantees are secured by a second priority lien on the collateral securing indebtedness under our credit facility. Any rights to payment and claims by the holders of the notes are, therefore, effectively junior to any rights to payment or claims by our creditors under our credit facility with respect to distributions of such collateral. Only when our obligations under our credit facility are satisfied in full will the proceeds of those assets, subject to other permitted liens, be used to satisfy the obligations under the notes and guarantees. In addition, the indenture permits us to incur additional indebtedness secured by a lien that ranks equally with the notes. Any such indebtedness may further limit the recovery from the realization of the value of such collateral available to satisfy holders of the notes. As of December 31, 2011 we had $165 million of long-term second priority senior secured indebtedness and we had an additional $50 million of borrowings outstanding under our credit facility, with another $78 million available subject to borrowing base limitations, at that date.

The value of the collateral securing the notes may not be sufficient to satisfy all our obligations under the notes.

Obligations under the notes are secured by a second priority lien on substantially all of the assets of the borrowers and guarantors that secure our obligations under our credit facility, including equipment, our vessels, certain owned real property interests and all present and future shares of capital stock or other equity interests of our and each guarantor’s directly owned domestic subsidiaries and 65% of the present and future shares of capital stock or other equity interests of each of the guarantors’ directly owned foreign subsidiaries, in each case subject to certain exceptions and customary permitted liens. No appraisals of our real estate collateral have been prepared in connection with the offering of the notes, and the appraisal value of the fleet may be less than the realizable value of the fleet. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. There also can be no assurance that the collateral will be saleable and, even if saleable, the timing of its liquidation would be uncertain. In addition, if we were to attempt to sell U.S.-flagged vessels to a foreign owner, we would need permission of Marad to reflag the vessel as foreign. By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the notes, in full or at all, after first satisfying our obligations in full under first priority claims.

We might not have liens perfected on all of the collateral securing the notes and some of the liens that are perfected might not be subject only to claims under our credit facility. With respect to our leased real property, although the terms of the indenture require us to use commercially reasonable efforts to obtain landlord waivers for such properties, we were not able to obtain all of such waivers. As a result, in the event of a foreclosure under the indenture, the collateral agent may be unable to enter those premises and holders of the notes may be unable to realize any value from such leases. With respect to certain of our owned real property, we could not obtain title insurance or legal opinions with respect to some of the mortgages securing the notes that were not subject to exceptions. To the extent that liens, rights or easements granted to third parties encumber assets located on property owned by us, such third parties have or may exercise rights and remedies with respect to the property subject to such liens that could adversely affect the value of the collateral and the ability of the collateral agent to foreclose on the collateral.

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

Certain of our marine assets, including towboats, inland barges and ocean-going vessels, were appraised by an independent third party national appraisal firm as of December 2011 to have a fair market valuation of $314.3 million. This appraisal was based on representative sample inspections, review of the information available and research, completed in December of 2011, and was updated based on a physical appraisal of the fleet comprised of various valuation methods, including the cost and sales comparison, which were performed with a representative sample of on-board inspections. The assumptions and methodologies used by the independent third party company may differ from the assumptions and methodologies used by other appraisal companies, which could produce different values for the fleet. Additionally, an appraisal is only an estimate of value and is not necessarily an accurate indication of the value of the fleet in the event of a sale, which depends on market and economic conditions, the availability of buyers, the condition of the fleet and other similar factors.

The terms of the indenture and the intercreditor agreement permit, without the consent of holders of notes, various releases of the collateral securing the notes and subsidiary guarantees, which could be adverse to holders of notes.

The lenders under our credit facility control all remedies or other actions related to the collateral securing the notes. In addition, if the lenders under our credit facility release the liens securing the obligations thereunder in connection with an enforcement action, then, under the terms of the intercreditor agreement, the holders of the notes will be deemed to have given approval for the release of the second priority liens on such assets securing the notes. Additionally, the indenture and the security documents for the notes provide that the liens securing the notes on any item of collateral will be automatically released in the event that the Company or any guarantor sells or otherwise disposes of such collateral in a transaction otherwise permitted by the indenture. Accordingly, substantial collateral may be released automatically without consent of the holders of the notes or the trustee under the indenture governing the notes.

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

We were not required to provide current surveys with respect to our owned real properties that are intended to constitute collateral for the notes at the time of the consummation of the offering of the notes. As a result, there was no independent verification that, among other things, (i) the legal descriptions attached to the mortgages accurately describe the real property intended to be mortgaged as security for the notes and, therefore, the mortgages may not encumber the real property intended to be mortgaged and (ii) no easements, encroachments, encumbrances, rights of way, adverse possession claims, zoning or other restrictions exist with respect to such real properties which could result in a material adverse effect on the value or utility of such real properties.

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

The notes and the guarantees could be deemed fraudulent conveyances under certain circumstances and a court may try to subordinate or void them.

Under the fraudulent conveyance statutes, if a court were to find that, at the time the notes were issued:

•	we issued the notes with the intent to hinder, delay or defraud any present or future creditor; or

•	we contemplated insolvency with a design to favor one or more creditors to the exclusion of others; or

•	we did not receive fair consideration or reasonably equivalent value for issuing the notes and, at the time we issued the notes, we;

•	were insolvent or became insolvent as a result of issuing the notes;

•	were engaged or about to engage in a business or transaction for which our remaining assets constituted unreasonably small capital; or

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

An active trading market for the exchange notes may not develop, and the absence of an active trading market and other factors may adversely impact the price of the notes.

There is currently no public market for the notes, and no active trading market might ever develop. To the extent that an active trading market does not develop, the liquidity and trading prices for the exchange notes may be adversely affected. If the notes are traded, they may trade at a discount from their initial offering price, depending on prevailing interest rates, the market for similar securities, the price, our performance and other factors. In addition, a downgrade of our credit ratings by any credit rating agencies could impact the price at which the notes trade. Our credit ratings will be subject to regular review. We have no plans to list the notes on a securities exchange. The liquidity of any market for the notes will depend upon the number of holders of the notes, our results of operations and financial condition, the market for similar securities, the interest of securities dealers in making a market in the exchange notes and other factors.

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

Ratings agencies may lower the ratings on the notes in the future. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of the notes in the future, the trading price of the notes could significantly decline. These ratings may also affect our ability to raise more debt. Any downgrading of the notes or our debt may affect the cost and terms and conditions of our financings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters are located at 601 S. Harbour Island Boulevard, Suite 230, Tampa, Florida 33602. We lease our headquarters. The following table sets forth certain information regarding our operational facilities as of the date of this annual report:

Location	Business Segment	Use	Owned/Leased
Davant, Louisiana (385 acres)	UBT	Bulk terminal	Owned
Davant, Louisiana (646 acres)	UBT	Bulk terminal	Leased (until December 31, 2029)
Davant, Louisiana (107 acres)	UBT	Bulk terminal	Leased (until January 31, 2029)
Metropolis, Illinois (65 acres)	UBL	Offices, warehouse, fleeting, repair facilities	Owned/Various Leased (until September 1, 2015)
Tampa, Florida	UMG (all segments)	Office space	Leased (until September 1, 2013)
Riverview, Florida	UOS	Warehouse	Leased (until December 31, 2015)

ITEM 3.	LEGAL PROCEEDINGS.

As we previously disclosed, on August 9, 2010, UOS, a wholly-owned subsidiary of the Company, received a letter from Mosaic claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a force majeure event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”), which Mosaic indicated might require it to curtail or suspend shipments under the Mosaic Agreement. We understand the preliminary injunction against Mosaic arises from litigation initiated by the Sierra Club against Mosaic and the Army Corp of Engineers, challenging the process Mosaic used to obtain mining permits.

In September 2010, UOS received additional communications from Mosaic informing UOS that, effective as of the beginning of the fourth quarter and due to the occurrence of a claimed force majeure event under the terms of the Mosaic Agreement, Mosaic was effectively reducing to zero the amount of unfinished phosphate rock shipped using UOS’ vessels. The letter from Mosaic indicated that, barring judicial relief in respect of the preliminary injunction, Mosaic could not predict when shipments may resume. Mosaic subsequently stopped shipping unfinished phosphate rock using our vessels. Mosaic’s suspension of shipments is adversely affecting our revenues and results of operations. See Item 7, “Management’s Discussion and Analysis of Operations — Our Operations.”

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

On February 21, 2012, Mosaic announced they had reached a settlement agreement with the Sierra Club. The announcement indicated the settlement would conclude the litigation that has impacted output at Mosaic’s South Fort Meade phosphate mine. As of March 16, 2012, Mosaic was still awaiting approval by the courts, at which time the settlement will allow Mosaic to begin mining at the South Fort Meade mine. Mosaic has not indicated when shipments of unfinished phosphate rock via UOS’ vessels will resume. At this time we cannot predict the timeline of resumption of unfinished phosphate rock shipments or the outcome of our arbitration proceedings with Mosaic. See Item 1A, “Risk Factors” and “Our inability to replace volume and revenue reduction as a result of the Sierra Club’s legal challenges to Mosaic’s permits to mine phosphate rock in central Florida would materially and adversely affect our revenues, results of operations and financial condition.”

In 2010, Mosaic shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of unfinished phosphate “wet rock” under the Mosaic Agreement but has continued nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 and 2011 of Mosaic’s failure to ship minimum volumes of unfinished phosphate rock was approximately $9 million and $30 million, respectively. Assuming that Mosaic would have shipped its annual minimum contract volume ratably throughout each year during the remaining term of the Mosaic Agreement, the impact on our revenue in 2012 of Mosaic’s failure to ship any volumes of unfinished phosphate rock would be approximately $9 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS tug and barge unit into temporary lay-up status and placed a second tug and barge unit into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. We do not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

UMG is a wholly-owned subsidiary of GS Maritime Intermediate Holding LLC, and there is no established trading market for UMG’s membership units. GS Maritime Intermediate Holding LLC (“Intermediate Holding Company”) is a wholly-owned subsidiary of GS Maritime Holding LLC (the “Holding Company”). Substantially all of the issued and outstanding equity interests of the Holding Company are owned by our Equity Sponsors and certain members of our board of directors and management. The Equity Sponsors own, in the aggregate, approximately 99% of the membership units of the Holding Company, with substantially all of the remaining membership units owned by current and former members of management. Substantially all of the profit units of the Holding Company are owned by current and former members of management. As of March 22, 2011, there were 13 holders of membership units of GS Maritime Holding, LLC.

After the equity contributions made by the holders of membership units of the Holding Company have been repaid in full and certain time and performance hurdles have been met, remaining distributions are allocated according to a profit sharing waterfall. During 2010 and 2011, we have made no cash distributions. Our credit facility and the indenture governing our notes contain covenants that limit our ability to pay dividends.

See Note 4 to the financial statements in Item 8 for a description of compensation plans under which profit units of the Holding Company are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA.

You should read the following selected historical financial and operating data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, related notes and other financial information included in this annual report. The selected financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and related notes included in this annual report.

We derived the selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2007, 2008 and 2009 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Predecessor	Successor
	Period from January 1 to December 3, 2007	Period from December 4 to December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011

Statement of Operations:
Revenue	$290,295	$28,487	$374,462	$296,800	$324,754	$325,806
Operating expenses	203,812	19,352	258,708	201,353	220,235	228,809
Administrative and general	32,195	2,673	37,101	34,221	39,278	37,071
Depreciation and amortization	21,072	3,319	43,837	47,501	51,127	43,385
(Gain) loss on sale of assets	(2,531)	5	(430)	(41)	(39)	7,342
Loss on impairment	0	0	0	0	2,630	5,919

Operating income	35,747	3,138	35,246	13,766	11,523	3,280
Other income	1,145	20	0	0	0	0
Equity in (loss) earnings of unconsolidated affiliate	55	(13)	(4)	0	0	0
Interest expense, net	4,813	2,596	29,297	40,940	28,605	27,792

Income (loss) before tax provision	32,134	549	5,945	(27,174)	(17,082)	(24,512)
Tax provision	7,838	0	10	27	0	0

Net income (loss)	$24,296	$549	$5,935	$(27,201)	$(17,082)	$(24,512)

Balance sheet data, at end of period:
Cash		$11,639	$11,616	$11,631	$7,481	$434
Total receivables		42,596	44,536	32,641	31,183	33,939
Working capital(a)		30,953	41,359	43,664	31,764	27,079
Property and equipment, net		410,998	389,414	362,218	329,059	288,050
Total assets		525,987	504,059	475,139	436,070	376,100
Long-term debt, including current portion		305,000	293,924	280,125	248,985	215,026
Stockholders’ /Member’s equity		172,238	164,246	154,895	139,895	115,469

Other Data:
Net cash provided by (used in) operating activities	47,482	(38,379)	24,078	47,739	39,094	25,378
Net cash used in investing activities	(21,459)	(417,765)	(13,426)	(14,028)	(12,337)	2,143
Net cash (used in) provided by financing activities	(27,138)	467,783	(10,675)	(33,696)	(30,907)	(34,568)
Ratio of earnings to fixed charges(b)	4.6x	1.2x	1.2x	0.4x	0.5x	0.8x

(a)	We define working capital as total current assets minus total current liabilities.
(b)	Ratio of earnings to fixed charges is calculated by dividing earnings by fixed charges. For this purpose, “earnings” are defined as net income (loss) before taxes plus fixed charges. For this purpose, “fixed charges” consist of interest expense, amortization of deferred financing costs, and one third of lease expense.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” in Item 6 and our audited and unaudited consolidated financial statements and related notes included in Item 8. The statements in this discussion regarding market conditions and outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in Item 1A. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

General

We are a leading independent provider of dry-bulk marine transportation and terminal services in the U.S. We own and operate marine assets in the U.S. flag coastwise, U.S. Government cargo preference and inland barge markets, as well as foreign flag ocean services through chartered assets. We also own and operate the largest coal and petcoke terminal in the Gulf of Mexico, which is strategically located as the first inbound dry-bulk terminal on the Mississippi River. We operate in three business segments: United Barge Line, United Bulk Terminal and United Ocean Services. For the year ended December 31, 2011, United Ocean Services’ top cargoes (by total revenue) consisted of coal, PL-480 shipments and phosphate. United Barge Line’s top cargoes (by tons transported) consisted of coal, grain and petcoke and United Bulk Terminal’s top cargoes (by tons transferred) consisted of coal and petcoke.

United Barge Line (“UBL”)

UBL provides inland towboat and barge transportation services. UBL primarily performs these services under affreightment contracts, under which our customers engage us to move cargo for a per ton rate from an origin point to a destination point along the Inland Waterways in our barges, pushed primarily by our towboats. Affreightment contracts include both term and spot market arrangements.

Operating costs for UBL consist primarily of crewing, insurance, port costs, lease, maintenance and repairs, and fuel. Most of our term contracts have fuel price mechanisms which limit our exposure to changes in fuel price. However, our spot contracts do not have this mechanism and we therefore bear the risk of fuel price increases. In order to limit our exposure, we hedge 25% to 75% of our expected fuel exposure over the next 12 to 24 month period.

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

Operating costs for UBT consist primarily of leases related to the property, power consumption, employee costs, operation of fleeting and harbor boats and maintenance and repairs of facility equipment.

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

Due to diminished employment opportunities, we placed the barge BARBARA VAUGHT and her related tug in lay-up beginning in March 2009 and in January 2011 sold them for scrap. The barge MARIE FLOOD and related tug were idled beginning in March 2010 and in February 2012 sold the MARIE FLOOD for scrap. The barge DIANA T and related tug were idled in October 2010 and in October 2011, the PEGGY PALMER and related tug were idled. In early 2011, the barge DANA DUNN, which was obsolete, was sold for scrap. Additionally, in 2011, the TINA LITRICO and BEVERLY ANDERSON were sold and the leases were terminated on the MARY TURNER and the PEGGY PALMER. In conjunction with the lease terminations, we purchased the PEGGY PALMER from the lessor and the MARY TURNER was purchased by a third party.

Operating costs for UOS consist primarily of crewing, insurance, maintenance, lease, fuel and voyage-specific port and direct costs. Maintenance costs materially fluctuate in relation to the number and extent of regulatory dry-dockings or major maintenance events in any given period. The cost associated with the U.S. Coast Guard and classification society mandated dry-docking of vessels are accounted for as follows: (i) regulatory maintenance expenses are recorded as deferred costs and amortized over the period until the next scheduled dry-docking or major maintenance event, (ii) routine maintenance expenses, such as inspections, docking costs and other normal expenditures, are expensed as incurred and (iii) costs relating to major steelwork, coatings or any other work that extends the life of the vessel are capitalized. Due to the age of our fleet and the nature of marine transportation, we have spent significant time and capital maintaining our vessels to ensure they are operating efficiently and safely.

Business Segment Selected Financial Data

The following table sets forth, for the periods indicated, amounts derived from our audited consolidated financial statements:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in thousands)

Statement of Operations:
Revenue:
UOS	$122,405	$145,835	$146,697
UBL	146,005	126,150	116,255
UBT	57,396	52,769	33,848
Other and eliminations	0	0	0

Total	$325,806	$324,754	$296,800

Operating expenses: (1)
UOS	81,936	$96,035	$89,198
UBL	112,390	100,827	87,600
UBT	34,485	23,545	24,555
Other and eliminations	(2)	(172)	0

Total	$228,809	$220,235	$201,353

Operating income (loss):
UOS	(11,868)	$7,017	$21,521
UBL	9,360	(8,115)	(2,249)
UBT	5,927	14,935	(5,506)
Other and eliminations	(139)	(2,314)	0

Total	$3,280	$11,523	$13,766

Balance Sheet (at end of period):

Total assets:
UOS	$133,468	$173,691	$264,373
UBL	170,026	177,900	297,640
UBT	74,645	78,642	121,918
Other and eliminations	(2,039)	5,837	(208,792)

Total	$376,100	$436,070	$475,139

(1)	Excludes administrative and general expenses, depreciation and amortization, (gain)/loss on sale of assets, loss on impairment and intersegment transactions.

Our Operations

Mosaic, our second largest contract customer, is a global producer and marketer of phosphate and potash crop nutrients. Mosaic operates multiple phosphate rock mining sites in central Florida, as well as processing plants in Florida and Louisiana. Mined phosphate rock is combined with other raw materials to be finished into phosphate fertilizers. By contract we are Mosaic’s exclusive waterborne transporter of unfinished phosphate rock that is exported from Florida, and which is typically sent to its Louisiana plant for finishing.

We have traditionally provided services to Mosaic under a series of long-term contracts. We currently have a ten-year contract with Mosaic that expires on December 31, 2017 to transport phosphate rock. The contract provides for annually nominated minimum cargo quantities to be transported. Beginning in 2013, the annually nominated minimum cargo quantities may range as low as zero, although our exclusivity remains intact so that no other carrier would be permitted to transport, by water, any tons for Mosaic. While the primary product to be moved for Mosaic is phosphate rock, movements of finished phosphate material above certain levels are counted against Mosaic’s annual minimums as well. Except under certain circumstances and subject to certain limitations and adjustments, if Mosaic fails to provide the minimum contracted cargo quantities, then it must pay us a shortfall payment. We, in turn, are obligated to have sufficient vessel capacity to be able to handle annually nominated cargo quantities. Our contract with Mosaic has standard rate adjustments tied to fuel and various economic indices. The contract also has standard demurrage and laytime provisions. Mosaic can terminate our contract under limited circumstances, including a material breach of the agreement by us.

As disclosed under Item 3, “Legal Proceedings,” Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of unfinished phosphate “wet rock” under our agreement but has continued nominal shipments of finished phosphate “dry rock” as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum contract volume was approximately $9 million. The impact on our revenue in 2011 of Mosaic’s failure to ship any volumes was $30.4 million and the stoppage will continue into 2012. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. We do not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses.

History and Transactions

We began operations in 1959 to provide waterborne transportation services for the coal purchased as fuel for Tampa Electric’s power generation facilities. We were part of Tampa Electric until 1980, when we became a wholly owned subsidiary as part of TECO Energy’s broader diversification. In December 2007, we became an independent company acquired from TECO Energy by a group of Equity Sponsors.

Basis of Presentation

The term “Predecessor” refers to our predecessor company, TECO Transport Corporation, prior to its acquisition on December 4, 2007 by GS Maritime Intermediate Holding LLC, a company formed and owned by a group of Equity Sponsors and members of our management (the “Acquisition”). Upon consummation of the Acquisition, the surviving entity was renamed United Maritime Group, LLC. The term “Successor” refers to United Maritime Group, LLC and its subsidiaries, following the Acquisition on December 4, 2007.

The accompanying consolidated financial statements include the consolidated accounts of the Company as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Note 2 to our financial statements provides a detailed discussion of our significant accounting policies.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Additions, replacements and betterments are capitalized; heavy maintenance is deferred and amortized; routine maintenance and repairs are charged to expense as incurred. Items sold or retired are removed from the assets and accumulated depreciation accounts and any resulting gains or losses are properly included in the Consolidated Statements of Operations and Comprehensive Loss.

Inventory Excess and Obsolescence Reserves

We establish an allowance for excess and obsolete spare parts and supplies primarily based on historical usage and our estimate of demand over the average remaining useful life of the assets they support. As actual future demand or market conditions vary from projections, adjustments are recorded.

We establish an allowance for excess inventory related to spare parts and use a 5-year period to assess excess based on historical usage due to:

UOS —	dry-dock/major maintenance cycle is two dry-docks, intermediary and a special, every five years

UBL —	dry-dock/major maintenance cycle, though less regulated, which is similar to ocean vessels and primarily driven by engine overhaul intervals

UBT —	engine overhaul/major maintenance cycle which is primarily engine overhauls on Caterpillar D10 tractors which require a certified rebuild every five years, as suggested by the manufacturer

Based on our analysis at December 31, 2011, we recorded inventory obsolescence of $1.0 million at December 31, 2011 ($0.2 million related to UBL, $0.3 million related to UBT and $0.5 million related to UOS).

Planned Major Maintenance

We account for major maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is deferred and amortized as a component of depreciation and amortization expense until the next such major maintenance event, generally three years. The Company only includes in deferred major maintenance those direct costs that are incurred as part of the vessel’s maintenance that is required by the Coast Guard, classification society regulations or management’s planned major maintenance program. Direct costs include shipyard costs, including engine overhauls, the costs of placing the vessel in the shipyard and major maintenance on large equipment at the terminal. Amortization of deferred maintenance costs was $5.2 million, $5.0 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. If deferred maintenance costs were amortized within maintenance and repairs expense in the statement of operations, our maintenance and repairs expense would have been $26.1 million, $30.2 million and $24.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenditures for routine maintenance and repairs, whether incurred as part of the major maintenance or not, are expensed as incurred.

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment / ASC 205 Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. As of December 31, 2010, an impairment of $2.6 million occurred on an ocean-going vessel and is reflected in the financial statements accordingly. As of December 31, 2011, impairment charges of $3.6 million and $2.3 million were recorded on two ocean-going vessels, respectively, and are reflected in the financial statements accordingly.

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

For the Company, accretion expense associated with asset retirement obligations for each of the years ended December 31, 2011, 2010 and 2009 was $0.2 million. During the periods, no new retirement obligations were incurred and no significant revisions to estimated cash flows used in determining the recognized asset retirement obligations were necessary.

Results of Operations

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Revenue. Revenue increased to $325.8 million for the year ended December 31, 2011 from $324.8 million for the year ended December 31, 2010, an increase of $1.0 million, or less than one percent. The increase was primarily attributable to increased cargo volumes and, to a lesser extent, favorable rates.

In 2011 the Company moved the results of operations of the Davant harbor operations from UBL to UBT and all periods have been reclassified for comparative purposes.

UBL revenue from open freight, which is generally coal and petcoke, increased to $92.0 million for the year ended December 31, 2011 from $75.8 million for the year ended December 31, 2010, an increase of $16.2 million, or 21%, due to increases in volumes transported and increases in rates due to new contracts and fuel escalations. Approximately three million of the revenue increase was due to an increase in northbound freight volumes. UBL revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $33.8 million for the year ended December 31, 2011 from $30.5 million for the year ended December 31, 2010, an increase of $3.3 million, or 11% due to increases in rates. Outside towing revenue earned by moving barges for other barge owners remained flat at $14.6 million for the years ended December 31, 2011 and December 31, 2010, which is attributable to a 16% decrease in the volume in the 2011 period over the 2010 period that was offset by increased rates. Other revenue increased to $5.6 million for the year ended December 31, 2011 from $5.3 million for the year ended December 31, 2010, an increase of $0.3 million, or 5.7% primarily due to increases in shifting and fleeting revenue.

UBT revenue increased to $57.4 million for the year ended December 31, 2011 from $52.8 million for the year ended December 31, 2010, an increase of $4.6 million, or 9% due to increases in contract rates and tonnages for transfer services and a better net barge and vessel demurrage/despatch position.

UOS revenue from long-term contracts decreased to $65.0 million for the year ended December 31, 2011 from $70.5 million for the year ended December 31, 2010, a decrease of $5.5 million, or eight percent, due to lower Tampa Electric and Mosaic volumes. The combined UOS revenues from PL-480, spot and time charter decreased to $54.0 million for the year ended December 31, 2011 from $73.2 million for the year ended December 31, 2010, a decrease of $19.2 million, or 26%, due to reduced fleet capacity partially offset by increased domestic demand for commodity movements. Other UOS revenue increased to $3.4 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010, an increase of $1.3 million, or 62%, due to an increase in demurrage revenue.

Operating Expenses. Operating expenses increased to $228.8 million for the year ended December 31, 2011 from $220.2 million for the year ended December 31, 2010, an increase of $8.6 million, or 4%. Operating expenses for the year ended December 31, 2011 were 70% of operating revenue, and for the year ended December 31, 2010, were 68% of revenue. The increase in operating expenses in absolute dollars reflects the increase in vessel utilization and higher fuel prices which also impacted operating expenses as a percentage of revenue.

Operating expenses for UBL increased to $112.4 million for the year ended December 31, 2011 from $100.8 million for the year ended December 31, 2010, an increase of $11.6 million, or 12%. The increase in UBL operating expenses for the year ended December 31, 2011 was attributable to higher fuel costs and higher repair expenses due to increased shipyard activity and a vessel-related incident in the third quarter of 2011.

Operating expenses for UBT increased to $34.5 million for the year ended December 31, 2011 from $23.5 million for the year ended December 31, 2010, an increase of $11.0 million, or 47%. The increase in UBT operating expenses for the year ended December 31, 2011 was primarily driven by higher operating costs in lease and charter, fuel, labor, and port and direct expenses as a result of more tons being handled in 2011.

Operating expenses for UOS decreased to $81.9 million for the year ended December 31, 2011 from $96.0 million for the year ended December 31, 2010, a decrease of $14.1 million or 15%. Fuel expense was flat in 2011 relative to 2010 due to an overall increase in fuel price offset by less consumption due to the reduced fleet size. Repairs and maintenance expenses significantly decreased in 2011 due to fewer ship-yard events versus 2010. Additionally, UOS had higher port and direct costs related to deliveries of grain in foreign ports and increased time charter activity. This direct cost is generally passed through to the customer in the form of higher revenue.

General and Administrative. General and administrative costs decreased to $37.1 million for the year ended December 31, 2011 from $39.3 million for the year ended December 31, 2010, a decrease of $2.2 million, or 6%. The decrease was primarily attributable to a decrease in insurance expense.

Depreciation and Amortization. Depreciation and amortization decreased to $43.4 million for the year ended December 31, 2011 from $51.1 million for the year ended December 31, 2010, a decrease of $7.7 million, or 15%. Substantially all of the decrease is due to the sale of assets during 2011.

Loss (gain) on sale of assets. Loss (gain) on sale of assets increased to a net loss of $7.3 million for the year ended December 31, 2011 from a slight gain for the year ended December 31, 2010, an increase of $7.3 million. The 2011 loss is primarily driven by the disposal of four ocean vessels and lease termination of two ocean vessels with the subsequent write off of associated in-the-money leases (lease intangible assets) and leasehold improvements. Concurrently with the termination of one of the leased ocean vessels, we purchased the vessel for which we recorded a five million dollar loss driven by the difference in purchase price and fair market value.

Loss on impairment. Loss on impairment of assets increased to loss of $5.9 million for the year ended December 31, 2011 from loss of $2.6 million for the year ended December 31, 2010, an increase of $3.3 million, or 127%. The 2011 loss was driven by the impairment of $5.9 million which was recorded on two ocean-going vessels. The 2010 loss was driven by a $2.6 million impairment related to one ocean-going vessel.

Interest Expense. Interest expense decreased to $27.8 million for the year ended December 31, 2011 from $28.6 million for the year ended December 31, 2010, a decrease of $0.8 million, or three percent. In 2010 the Company initiated a program to repurchase Senior Secured Notes. The Company has repurchased $10.0 million and $25.0 million of Senior Secured Notes at an average price of $98.47 and $102.75 in 2010 and 2011, respectively. These repurchases resulted in a slight gain in 2010 and a $1.3 million loss in 2011.

Income Taxes. The Company is treated as a partnership for federal income tax purposes. Therefore, federal income taxes are the responsibility of the Members. As a result, no provision for income taxes is reflected in the accompanying consolidated financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Revenue. Revenue increased to $324.8 million for the year ended December 31, 2010 from $296.8 million for the year ended December 31, 2009, an increase of $28.0 million, or nine percent. The increase was primarily attributable to increased cargo volumes and, to a lesser extent, favorable rate movements.

UBL revenue from open freight, which is generally coal and petcoke, increased to $75.8 million for the year ended December 31, 2010 from $72.0 million for the year ended December 31, 2009, an increase of $3.8 million, or five percent, due to increases in volumes transported, including northbound, and steady rates. UBL revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, increased to $30.5 million for the year ended December 31, 2010 from $25.1 million for the year ended December 31, 2009, an increase of $5.4 million, or 22% due to increases in volumes. Outside towing revenue earned by moving barges for other barge owners increased to $14.6 million for the year ended December 31, 2010 from $12.5 million for the year ended December 31, 2009, an increase of $2.1 million, or 17% due to an increase in the volume in the 2010 period over the 2009 period. Other revenue decreased to $5.3 million for the year ended December 31, 2010 from $6.7 million for the year ended December 31, 2009, a decrease of $1.4 million, or 21% primarily due to decreases in fleeting revenue.

UBT revenue increased to $52.8 million for the year ended December 31, 2010 from $33.8 million for the year ended December 31, 2009, an increase of $19.0 million, or 56% due to increases in contract rates for transfer services and tonnages.

UOS revenue from long-term contracts decreased to $70.5 million for the year ended December 31, 2010 from $89.5 million for the year ended December 31, 2009, a decrease of $19.0 million, or 21% due to lower Tampa Electric and Mosaic volumes. The combined UOS revenues from PL-480, spot and time charter increased to $73.2 million for the year ended December 31, 2010 from $50.5 million for the year ended December 31, 2009, an increase of $22.7 million, or 45%, due to a substantial increase in demand for commodity movements. Other UOS revenue decreased to $2.1 million for the year ended December 31, 2010 from $6.7 million for the year ended December 31, 2009, a decrease of $4.6 million, or 69%, due to a decrease in demurrage and deadfreight revenue earned. Deadfreight is a charge payable to us when a customer does not ship contracted minimum tons.

Operating Expenses. Operating expenses increased to $220.2 million for the year ended December 31, 2010 from $201.4 million for the year ended December 31, 2009, an increase of $18.8 million, or nine percent. Operating expenses for the year ended December 31, 2010 and 2009 were 68% of operating revenue. The increase in operating expenses reflects the increase in vessel utilization and higher fuel prices. This increase was offset by a 2009 loss on the early termination of fuel hedges, at the end of 2008, which were being amortized through December 31, 2009. The increase in operating expenses as a percentage of revenue is also attributable to these higher fuel expenses.

Operating expenses for UBL increased to $100.8 million for the year ended December 31, 2010 from $87.6 million for the year ended December 31, 2009, an increase of $13.2 million, or 15%. The increase in UBL operating expenses for the year ended December 31, 2010 was attributable to higher fuel costs and higher lease and charter expense used for harbor vessels involved with the fleeting and shifting of barges.

Operating expenses for UBT decreased to $23.5 million for the year ended December 31, 2010 from $24.6 million for the year ended December 31, 2009, a decrease of $1.1 million, or 5%. The decrease in UBT operating expenses for the year ended December 31, 2010 was driven by lower operating costs in repairs and maintenance in 2010.

Operating expenses for UOS increased to $96.0 million for the year ended December 31, 2010 from $89.2 million for the year ended December 31, 2009, an increase of $6.8 million or 8%. Fuel expense increased significantly in 2010 relative to 2009. Repairs and maintenance expenses also increased in 2010 due to a higher number of major maintenance events than in 2009. Finally, UOS also had higher port and direct costs related to deliveries of grain in foreign ports. This direct cost is passed through to the customer in the form of higher revenue.

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

Depreciation and Amortization. Depreciation and amortization increased to $51.1 million for the year ended December 31, 2010 from $47.5 million for the year ended December 31, 2009, an increase of $3.6 million, or eight percent. Substantially all of the increase is due to depreciation and amortization of capitalized improvements to UOS vessels undertaken in 2010.

Loss on impairment Loss on impairment of assets of $2.6 million for the year ended December 31, 2010 is compared to no impairment on assets for the year ended December 31, 2009. The 2010 loss was driven by $2.6 million related to one ocean-going vessel.

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

Income Taxes. The Company is treated as a partnership for federal income tax purposes. Therefore, federal income taxes are the responsibility of the Members. As a result, no provision for income taxes is reflected in the accompanying consolidated financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities.

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

We believe that our operating cash flow and amounts available for borrowing under our asset-based loan (“ABL” or “credit facility”) will be adequate to fund our capital expenditures and working capital requirements for the next 12 months. Our ABL provides for available borrowings of up to $135 million subject to the borrowing base, and is secured by substantially all the assets of the borrowers and the guarantors on a first priority basis. As of December 31, 2011, our asset base would have allowed us to have access to the committed amount of $135 million, less $7 million of adjustments pursuant to the borrowing base, and as of such date, we had borrowed $50 million. We must comply with certain financial and other covenants under the ABL. While we currently believe that we will be able to meet all of the financial covenants imposed by our ABL, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the ABL in the future.

Subject to certain conditions, the indenture governing our senior secured notes due 2015 (the “Senior Secured Notes” or the “Notes”) requires us on an annual basis to offer to repurchase a portion of these notes or, at our option, repay a portion of the outstanding balance under the ABL, in each case with 50% of our Excess Cash Flow (as defined in the indenture). If we elect to repurchase our Senior Secured Notes, the purchase price will be equal to 100% of the principal amount, plus accrued and unpaid interest and any Special Interest (as defined in the indenture) to the date of purchase. Based on our 2011 Excess Cash Flow, we do not expect to offer to repurchase any outstanding Senior Secured Notes, after taking into account a credit, as permitted in the indenture, for 2011 open market purchases of $25 million. The foregoing disclosure is being provided solely as part of our management’s discussion and analysis of our business and liquidity and is not an offer to repurchase or a solicitation of tenders of Senior Secured Notes. Any such offer will only be made pursuant to the terms and documents required by the indenture and any other documents required by law, all of which will be made available to holders of Senior Secured Notes if and when any such offer is made. Holders of Senior Secured Notes should review such documents in detail when they are made available in connection with any such offer.

In addition to the sources of liquidity described above, we received $12.3 million of proceeds primarily from the sale of four ocean vessels and several river barges that were scrapped. (See Item 7, Management’s Discussion and Analysis). We also benefitted from reduced interest expense as a result of de-leveraging by $25 million during 2011 which resulted in a loss on the repurchase of notes of $1.3 million which included $0.6 million write-off of deferred financing fees.

The following were the net changes in operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Cash flows provided by (used in):
Operating activities	$25,378	$39,094	$47,739
Investing activities	2,143	(12,337)	(14,028)
Financing activities	(34,568)	(30,907)	(33,696)

Net Increase (decrease) in cash	$(7,047)	$(4,150)	$15

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $25.4 million for the year ended December 31, 2011 as compared to $39.1 million for the year ended December 31, 2010, a decrease of $13.7 million. The decrease in cash provided by operating activities was due primarily to lower operating income, increased receivables and increased liabilities, partially offset by decrease in deferred major maintenance costs.

Net cash provided by operating activities was $39.1 million for the year ended December 31, 2010 as compared to $47.7 million for the year ended December 31, 2009, a decrease of $8.6 million. The decrease in cash provided by operating activities was due primarily to lower operating income. The decrease was also due to working capital changes in receivables, higher materials and supplies inventories and higher accounts payable.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $2.1 million for the year ended December 31, 2011 as compared to net cash used in investing activities of $12.3 million for the year ended December 31, 2010, a decrease in cash used of $14.4 million. The decrease in cash used by investing activities was primarily attributable to the proceeds from the sale of property and equipment.

Net cash used in investing activities was $12.3 million for the year ended December 31, 2010 as compared to net cash used in investing activities of $14.0 million for the year ended December 31, 2009, a decrease in cash used of $1.7 million. The decrease in cash used in investing activities was primarily attributable to lower additions of property and equipment.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $34.6 million for the year ended December 31, 2011 as compared to net cash used in financing activities of $30.9 million for the year ended December 31, 2010, an increase in cash used of $3.7 million. The increase in cash used in financing activities was primarily attributable to the repayment of notes partially offset by higher ABL balances.

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

Capital Expenditures

In 2012, we expect capital expenditures for improvement of our vessel fleet, terminal and general capital equipment to be approximately $24 million. During the year ended December 31, 2011, we incurred $10.1 million in capital expenditures.

In 2011, we initiated a project to replace the stacker/reclaimer on one of the two systems at UBT. We have contracted with a foreign supplier to manufacture a replacement unit. Current projections show this unit to be operational by the first quarter of 2013. Current commitments related to this project are $8.5 million and $0.9 million in 2012 and 2013, respectively, and will be paid based on five milestones to be reached by first quarter 2013.

Major maintenance expenditures for our ocean-going vessels are driven by Coast Guard and vessel classification society regulations and our own strict maintenance guidelines and associated major maintenance schedules, which require vessel dry-docking twice every five years. We expect two of our vessels to dry-dock in 2012 and two in 2013. Although actual costs cannot presently be estimated with certainty, we also expect that future overhauls of both ocean-going and inland vessels in the next three to five years may require significantly higher capital expenditures due to new and anticipated environmental regulations that would require upgrades for reduced air emissions upon the “remanufacture” of marine diesel engines and the installation of ballast water management systems. See Item 1 — “Laws and Regulations — Environmental Regulation.”

Contractual Obligations

The following is a tabular summary of our future contractual obligations as of December 31, 2011 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity (in thousands):

	2012	2013	2014	2015	After 2015	Total Obligations
Senior Secured Notes	$0	$0	$0	$165.0	$0	$165.0
Interest on Secured Notes(1)	19.4	19.4	19.4	9.7	0	67.9
Asset Based Loan	0	50.0	0	0	0	50.0
Interest on ABL(2)	2.0	2.0	0	0	0	4.0
UBT Stacker/Reclaimer Project	8.5	0.9	0	0	0	9.4
Operating Leases	11.3	10.4	8.6	8.4	55.7	94.4

Total	$41.2	$82.7	$28.0	$183.1	55.7	$390.7

(1)	Interest is calculated as follows: $165.0 million * 11.75% = $19.4 million per year.
(2)	The contractual obligations related to the ABL are calculated based on the level of borrowings at December 31, 2011, and the interest rate at that time was 4.06% (note the interest rate is variable and adjusts monthly based on current lending strategy).

In March 2012, we entered into a new barge lease agreement covering 25 barges with a term of 10 years which includes an option to extend an additional 10 years. Our commitment over the initial term of 10 years is $18.2 million, generally on a straight-line basis over that period.

Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities

We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities. See the notes to the financial statements in Item 8 for new accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Fuel Hedging Policy

We are exposed to various market risks, including changes in fuel prices. As of December 31, 2011, we had hedged a quantity of 3.0 million gallons in 2012 and 2013, respectively. These amounts represent 50% of our estimated 2012 and 2013 UBL fuel exposure. Our average heating oil swap price as of December 31, 2012 is $2.76 for 2012 and $2.80 for 2013. We entered into derivative contracts during 2010 and 2011 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2013, and settle monthly. As of December 31, 2011 and 2010, the current asset portion of the hedges was valued at $1.0 million and $1.2 million, respectively. As of December 31, 2011 we also had $0.5 million recorded as a current liability related to fuel hedges. During the years ended December 31, 2011, 2010 and 2009, we recognized a decrease in expense of $0.2 million, $2.2 million and $1.2 million on the fuel hedges, respectively. In addition, we previously had fuel hedges that were “out of the money,” but these were terminated early in December 2008. However, due to accounting requirements, we amortized those hedges through the end of December 2009, for which we recorded $7.4 million in fuel expense for the year ended December 31, 2009.

Derivative Instruments and Hedging Activities

We apply the provisions of ASC No. 815, Derivatives and Hedging. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair values of those instruments as either components of other comprehensive income (“OCI”) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or the loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying transaction. We do not have any material ineffective hedge transactions.

In December 2007, we entered into a derivative contract to limit the exposure to interest rate fluctuations associated with our variable rate debt instruments. The derivative contract was designated as a cash flow hedge. The hedge was for three years and would have expired on December 31, 2011. In December 2009, we refinanced our debt obligations and the derivative contract was paid in full. As of December 31, 2009, the hedge liability balance was zero with the balance of the interest hedge charged to interest expense for the period ended December 31, 2009.

We entered into derivative contracts during 2010 and 2011 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges were contracted to expire by December 31, 2013 and settle monthly. As of December 31, 2011 and 2010, the current portions of the hedges were valued at $1.0 million and $1.2 million, recorded in other current assets, respectively. As of December 31, 2011, we also had $0.5 million recorded as a current liability. During the years ended December 31, 2011, 2010 and 2009, we recognized a decrease in expense of $0.2 million, $2.2 million and $1.2 million on the fuel hedges, respectively.

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

As of December 31, 2011 and 2010, we held certain items that are required to be measured at fair value on a recurring basis including fuel hedge agreements. Cash and cash equivalents, accounts receivable, accounts payable and accrued expense are reflected in the consolidated financial statements at their carrying value, which approximates their fair value due to their short maturity. The fair value of our fuel hedges was based upon observable inputs other than quoted market prices (Level 1 criteria).

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2011 and December 31, 2010.

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$1,033	$0	$1,033	$0

Total	$1,033	$0	$1,033	$0

Other current liabilities:
Fuel Hedge	$544	$0	$544	$0

Total	$544	$0	$544	$0

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$1,213	$0	$1,213	$0

Total	$1,213	$0	$1,213	$0

The fair value of our impaired assets was based upon observable inputs other than quoted market prices (Level 2 criteria). The following table presents the fair values of items measured at fair value on a non-recurring basis for the year ended December 31, 2011:

December 31, 2011
		Fair Value Measurements Category
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Vessel impairment	$4,550	$0	$4,550	$0	$5,919

Total	$4,550	$0	$4,550	$0	$5,919

December 31, 2010
		Fair Value Measurements Category
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Vessel impairment	$6,200	$0	$6,200	$0	$2,630

Total	$6,200	$0	$6,200	$0	$2,630

The fair value of our long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria)

December 31, 2011
			Fair Value Measurements Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$165,000	$171,000	$0	$171,000	$0
Asset Based Loan	50,000	50,000	0	50,000	0

Total	$215,000	$221,000	$0	$221,000	$0

December 31, 2010
			Fair Value Measurements Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$190,000	$194,000	$0	$194,000	$0
Asset Based Loan	59,000	59,000	0	59,000	0

Total	$249,000	$253,000	$0	$253,000	$0

Concentration of Credit Risk

Financial instruments which potentially subject us to concentration of credit risk consist principally of cash and trade receivables. We place our cash with high credit quality financial institutions. During the normal course of business, we extend credit to customers primarily in North America conducting business in the utility, metallurgical, phosphate and grain industries. We perform ongoing credit evaluations of our customers and do not generally require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. We assess the risk of nonperformance of the derivatives in determining the fair value of the derivatives instruments in accordance with ASC 820, Fair Value Measurements.

At December 31, 2011, we had approximately $50 million of floating rate debt outstanding, which represented the outstanding balance of our ABL. At this floating rate debt level, each 100 basis point increase above the interest rate in effect at December 31, 2011 would increase our annual cash interest expense by approximately $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED FINANCIAL STATEMENTS OF

UNITED MARITIME GROUP, LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

United Maritime Group, LLC

We have audited the accompanying consolidated balance sheets of United Maritime Group, LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, member’s equity, and cash flows for the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Maritime Group, LLC and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Tampa, Florida	/s/ Ernst & Young LLP

March 30, 2012

United Maritime Group, LLC and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$434	$7,481
Accounts receivable, net of allowances for doubtful accounts of $403 and $486, respectively	33,939	31,183
Materials and supplies	17,418	19,081
Prepaid expenses and other current assets	3,155	3,314

Total current assets	54,946	61,059

Property and equipment	425,306	452,713
Accumulated depreciation	(137,256)	(123,654)

Property and equipment, net	288,050	329,059

Deferred financing costs, net of amortization of $5,039 and $2,142 respectively	5,709	8,391
Intangible assets, net of amortization of $11,415 and $8,595, respectively	18,342	28,439
Deferred major maintenance, net	9,053	9,122

Total assets	$376,100	$436,070

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$12,949	$11,081
Accounts payable related parties	0	1,500
Accrued expenses	11,064	10,934
Deferred revenue & other current liabilities	3,854	5,780

Total current liabilities	27,867	29,295

Asset retirement obligation	3,133	2,899
Other liabilities	7,823	7,985
Intangible liabilities net of amortization of $915 and $686, respectively	6,782	7,011
Long-term debt	215,026	248,985
Member’s equity	115,469	139,895

Total liabilities and member’s equity	$376,100	$436,070

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Operating revenue	$325,806	$324,754	$296,800

Operating expenses:
Operating expenses	126,583	127,367	117,657
Fuel, lube & power	81,344	67,660	62,762
Maintenance and repairs	20,882	25,208	20,934
Administrative and general	37,071	39,278	34,221
Depreciation and amortization	40,560	48,273	44,661
Amortization of intangible assets, net	2,591	2,636	2,636
Asset retirement obligation accretion expense	234	218	204
Loss (gain) on sale of assets	7,342	(39)	(41)
Loss on impairment	5,919	2,630	0

Total operating expenses	322,526	313,231	283,034

Operating income	3,280	11,523	13,766

Interest expense	24,201	26,464	23,220
Interest income	0	(1)	(4)
Loss on termination of interest rate swap	0	0	9,585
Amortization of deferred financing costs	2,251	2,142	1,772
Tax provision	0	0	27
Loss on repurchase of notes	1,340	0	6,367

Net loss	$(24,512)	$(17,082)	$(27,201)
Other comprehensive (loss) income:
Change in net unrealized (loss) gain on cash flow hedges	(724)	905	17,316

Comprehensive loss	$(25,236)	$(16,177)	$(9,885)

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Member’s Equity

	Membership Units		Additional Paid-in Capital	Accumulated Other Comprehensive Income(Loss)	Retained Earnings	Total Member’s Equity
	Shares	Amount
	(Dollars in thousands, except unit amounts)
Balance at January 1, 2009	100	$173,000	$1,770	$(17,008)	$6,484	$164,246
Net loss	0	0	0	0	(27,201)	(27,201)
Change in fair value of derivative	0	0	0	17,316	0	17,316
Stock-based compensation	0	0	534	0	0	534

Balance at December 31, 2009	100	173,000	2,304	308	(20,717)	154,895

Net loss	0	0	0	0	(17,082)	(17,082)
Change in fair value of derivative	0	0	0	905	0	905
Member contribution	0	0	450	0	0	450
Stock-based compensation	0	0	727	0	0	727

Balance at December 31, 2010	100	173,000	3,481	1,213	(37,799)	139,895

Net loss	0	0	0	0	(24,512)	(24,512)
Change in fair value of derivative	0	0	0	(724)	0	(724)
Member contribution	0	0	300	0	0	300
Stock-based compensation	0	0	510	0	0	510

Balance at December 31, 2011	100	$173,000	$4,291	$489	$(62,311)	$115,469

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net loss	$(24,512)	$(17,082)	$(27,201)
Adjustments to reconcile net loss to net cash provided by operations:
Loss on repurchase of notes	1,340	0	6,367
Accretion expense	234	218	204
Equity based compensation	510	727	534
Allowance for doubtful accounts	55	42	0
Amortization of debt issuance costs	2,251	2,142	1,772
Depreciation and amortization	40,560	48,273	44,661
Allowance for excess and obsolete materials and supplies Impairment of property and equipment	989 5,919	0 2,630	0 0
Loss (gain) on disposition of property and equipment	7,342	(39)	(41)
Amortization of intangible assets, net	2,591	2,636	2,636
Loss on equity investment of unconsolidated affiliate	0	127	526
Loss on derivative instrument	0	0	7,731
Changes in operating assets and liabilities:
Accounts receivable	(2,784)	1,416	10,228
Prepaid expenses and other assets	(1,502)	(953)	(1,035)
Deferred major maintenance	(5,262)	(8,219)	(5,091)
Accounts payable, accrued expenses and other liabilities	(2,353)	7,176	6,448

Net cash provided by operating activities	25,378	39,094	47,739

Investing activities
Purchase of property and equipment, net	(10,125)	(12,894)	(14,504)
Proceeds from sale of property and equipment	12,268	232	276
Distributions from unconsolidated affiliate	0	325	200

Net cash provided by (used in) investing activities	2,143	(12,337)	(14,028)

Financing activities
Payments on debt	(130,959)	(75,140)	(293,924)
Borrowings under revolving line of credit facility	97,000	44,000	280,125
Capital contributions by shareholders	300	450	0
Debt issuance costs, net	(909)	(217)	(10,312)
Swap termination payment	0	0	(9,585)

Net cash used in financing activities	(34,568)	(30,907)	(33,696)

Net change in cash	(7,047)	(4,150)	15
Cash at beginning of year	7,481	11,631	11,616

Cash at end of year	$434	$7,481	$11,631

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$24,294	$28,174	$40,241

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

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

Nature of Business and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Subsequent events have been evaluated through the date the financial statements were filed with the Securities and Exchange Commission and have included those items deemed to be reportable in Note 13 (Subsequent Events).

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Accounts Receivable

Accounts receivable primarily consist of amounts due from customers associated with the transportation, transfer, storage of product and amounts due from counterparties associated with fuel derivative instruments that have settled. The allowance for doubtful accounts represents the estimated losses expected to be incurred on receivables based on age and specific analysis. A summary of the activity in the allowance for uncollectible accounts is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance, beginning of period	$486	$573	$1,250
Additions charged to provision for bad debts	55	42	0
Accounts receivable written off (net of recoveries)	(138)	(129)	(677)

Balance, end of period	$403	$486	$573

Comprehensive Income (Loss)

Accounting Standards Codification (ASC), Comprehensive Income (ASC 220), established standards for the reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. ASC 220 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported other comprehensive gains and losses in its consolidated statements of operations and comprehensive loss.

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

Materials and Supplies

We establish an allowance for excess and obsolete materials and supplies primarily based on historical usage and our estimate of demand over the average remaining useful life of the assets they support. As actual future demand or market conditions vary from projections, adjustments are recorded.

We establish an allowance for excess materials and supplies and use a 5 year period to assess excess based on historical usage due to:

UOS	—	dry-dock/major maintenance cycle is two dry-docks, intermediary and a special, every five years

UBL	—	dry-dock/major maintenance cycle, though less regulated, which is similar to ocean vessels and primarily driven by engine overhaul intervals

UBT	—	engine overhaul/major maintenance cycle which is primarily engine overhauls on Caterpillar D10 tractors which require a certified rebuild every five years, as suggested by the manufacturer

Based on our analysis at December 31, 2011, we established a materials obsolescence reserve of approximately one million dollars at December 31, 2011 ($0.2 million related to UBL, $0.3 million related to UBT and $0.5 million related to UOS).

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Additions, replacements and betterments are capitalized; maintenance and repairs are charged to expense as incurred. Items sold or retired are removed from the assets and accumulated depreciation accounts and any resulting gains or losses are properly included in the consolidated statements of operations and comprehensive loss. The following table illustrates the components of depreciation and amortization expense (in thousands):

	Year Ended December 31,
	2011	2010	2009
Depreciation	35,393	43,232	41,477
Amortization- major maintenance	5,167	5,041	3,184

Total depreciation and amortization	40,560	48,273	44,661

Planned Major Maintenance

We account for major maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is deferred and amortized as a component of depreciation and amortization expense until the next such major maintenance event, generally three years. The Company only includes in deferred major maintenance those direct costs that are incurred as part of maintaining the vessel’s, boat’s or large equipment at the terminal that is required by the Coast Guard, classification society regulations or management’s planned major maintenance program. Direct costs include shipyard costs on vessels and boats, including engine overhauls, the costs of placing the vessel in the shipyard and engine overhauls on large equipment at the terminal. Amortization of deferred maintenance costs was $5.2 million, $5.0 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. If deferred maintenance costs were amortized within maintenance and repairs expense in the statement of operations, our maintenance and repairs expense would have been $26.1 million, $30.2 million and $24.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenditures for routine maintenance and repairs, whether incurred as part of the major maintenance or not, are expensed as incurred.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers (primarily in North America) conducting business in the utility, metallurgical, phosphate and grain industries. The Company performs ongoing credit evaluations of its customers and does not require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. The Company assesses the risk of non-performance of the derivatives in determining the fair value of the derivative instruments in accordance with ASC 820, Fair Value Measurements.

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment / ASC 205 Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future undiscounted cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value.

In 2010 and 2011, certain of our marine assets, including towboats, inland barges and ocean-going vessels, were appraised by an independent third party national appraisal firm as part of a bi-annual requirement per our ABL. This appraisal was based on representative sample inspections, review of the information available and research, completed in December of 2010 and 2011, and was updated based on a physical appraisal of the fleet comprised of various valuation methods, including the cost and sales comparison, which were performed with a representative sample of on-board inspections. As a result of the decrease in the 2010 and 2011 appraised values and continued laid-up status (no associated cash flows) on certain vessels, impairment charges of $2.6 million were taken on one ocean-going vessel in 2010 and $5.9 million on two ocean-going vessels in 2011. Such charges are reflected in the consolidated statements of operations.

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

In December 2007, the Company entered into a derivative contract to limit the exposure to interest rate fluctuations associated with its variable rate debt instruments. The derivative contract was designated as a cash flow hedge. The hedge was for three years and would have expired on December 31, 2011. In December 2009, the Company refinanced its debt obligations and the derivative contract was paid in full. As of December 31, 2009, the hedge liability balance was $0 with the balance of the interest hedge charged to interest expense for the year ended December 31, 2009.

We are exposed to various market risks, including changes in fuel prices. As of December 31, 2011, we had hedged a quantity of 3.0 million gallons and 3.0 million gallons in 2012 and 2013, respectively. These amounts represent 50% of our estimated 2012 UBL fuel exposure and 50% of our expected 2013 UBL fuel exposure. Our average heating oil swap price as of December 31, 2011 is $2.76 for 2012 and $2.80 for 2013. The Company entered into derivative contracts during 2010 and 2011 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2013, and settle monthly. As of December 31, 2011 and 2010, the current portions of the hedges were valued at $1.0 million and $1.2 million, respectively, and classified as a current asset. As of December 31, 2011, the Company also recognized $0.5 million as a current liability. During the years ended December 31, 2011, 2010 and 2009, the Company recognized a decrease in expense of $0.2 million, $2.2 million and $1.2 million on the fuel hedges, respectively. In addition, we previously had fuel hedges that were “out of the money,” but these were terminated early in December 2008. However, due to accounting requirements, we amortized those hedges through the end of December 2009, for which we recorded $7.4 million in expense for the year ended December 31, 2009.

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

As of December 31, 2011 and 2010, the Company held certain items that are required to be measured at fair value on a recurring basis including fuel hedge agreements. The fair value of the Company’s fuel hedges was based upon observable inputs other than quoted market prices (Level 2 criteria).

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2011 and 2010.

	$1,213	$1,213	$1,213	$1,213
		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other current assets:
Fuel hedge	$1,033	$0	$1,033	$0

Total	$1,033	$0	$1,033	$0

Other current liabilities:
Fuel Hedge	$544	$0	$544	$0

Total	$544	$0	$544	$0

	$1,213	$1,213	$1,213	$1,213
		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Other assets:
Fuel hedge	$1,213	$0	$1,213	$0

Total	$1,213	$0	$1,213	$0

The fair value of the Company’s impaired asset was based upon observable inputs other than quoted market prices (Level 2 criteria). The following table presents the fair values of items measured at fair value on a non-recurring basis for the year ended December 31, 2011:

December 31, 2011
		Fair Value Measurements Category
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Vessel impairment	$4,550	$0	$4,550	$0	$5,919

Total	$4,550	$0	$4,550	$0	$5,919

December 31, 2010
		Fair Value Measurements Category
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Vessel impairment	$6,200	$0	$6,200	$0	$2,630

Total	$6,200	$0	$6,200	$0	$2,630

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

December 31, 2011
			Fair Value Measurements Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$165,000	$171,000	$0	$171,000	$0
Asset Based Loan	50,000	50,000	0	50,000	0

Total	$215,000	$221,000	$0	$221,000	$0

December 31, 2010
			Fair Value Measurements Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Senior Secured Notes	$190,000	$194,000	$0	$194,000	$0
Asset Based Loan	59,000	59,000	0	59,000	0

Total	$249,000	$253,000	$0	$253,000	$0

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

For the Company, accretion expense associated with asset retirement obligations for each of the years ended December 31, 2011, 2009 and 2008 was $0.2 million. During the periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations were necessary.

Deferred Financing Costs

At December 4, 2007, the Company incurred deferred financing costs of $10.2 million associated with the debt used to fund the Acquisition. These costs were amortized over the life of the debt using the straight line method which closely approximates the effective interest method and were classified as interest expense. During the years ended December 31, 2009, the Company amortized $1.8 million. In December 2009, the Company refunded its debt and the unamortized deferred financing costs of $6.4 million associated with the acquisition debt were written off. The write-off of unamortized deferred financing costs was classified as loss on repurchase of notes. In addition, the Company incurred $10.3 million related to the issuance of the new debt in December 2009. Such financing costs were deferred and are classified as deferred financing costs at December 31, 2011 and 2010. During the year ended December 31, 2011, the Company amortized $2.3 million, which was classified as interest expense. Additionally, the Company repurchased $25.0 million of Senior Secured Notes at an average price of $102.75 and resulted in the $0.7 million payment of a call premium and the write-off of $0.6 million of deferred financing fees.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no effect on member’s equity, net loss or comprehensive loss.

3. Long-Term Debt

In connection with the Acquisition, the Company incurred $305 million of debt. A first lien credit agreement (First Term Loan) provided for $205 million in a term loan. A second lien credit agreement (Second Term Loan) provided for the remainder of $100 million. In December 2009, this debt was refinanced with $200 million Senior Secured Notes and a $135 million asset based loan (“ABL”). As of December 31, 2011, the aggregate principal amount of indebtedness outstanding under the Senior Secured Notes and ABL was $165.0 million and $50.0 million, respectively.

Interest on the Senior Secured Notes is payable semi-annually, commencing June 15, 2010. The Senior Secured Notes mature and are due on June 15, 2015. The interest rate is fixed at 11.75%. No principal payments are due until maturity, subject to early required mandatory prepayment provisions set forth in the indenture governing the Senior Secured Notes.

The interest on the ABL is payable monthly commencing December 31, 2009. No principal payments are due until maturity on December 22, 2013, subject to early required mandatory prepayment provisions set forth in the credit agreement for the ABL. The interest rate as of December 31, 2011, was 4.06%, which reflects a rate of LIBOR plus the applicable margin of approximately 3.75%.

In 2010 the Company initiated a program to repurchase Senior Secured Notes. The Company has repurchased $10.0 million and $25.0 million of Senior Secured Notes at an average price of $98.47 and $102.75 in 2010 and 2011, respectively. These repurchases resulted in a slight gain in 2010 and a $1.3 million loss in 2011.

The following is a schedule by year of approximate future minimum debt payments as of December 31, 2011:

(In millions)
2013	$50.0
2014	0
2015	165.0

Total	$215.0

The Company’s debt agreements contain various restrictive covenants, including the maintenance of certain financial ratios, and limitations on the ability to pay dividends, incur debt or subject assets to liens. At December 31, 2011, the Company was in compliance with all applicable covenants set forth in the indenture governing the Senior Secured Notes and the credit agreement governing the ABL.

4. Member’s Equity

In December 2007, we became an independent company acquired from TECO Energy by a group consisting of Greenstreet Equity Partners LLC, Jefferies Capital Partners and AMCI Capital L.P. and affiliates. We refer to the foregoing entities collectively as the “Equity Sponsors” and our acquisition from TECO Energy as the “Acquisition”.

On December 4, 2007, GS Maritime Holding LLC (“GS Maritime”) issued 100,000 Class A Membership Units to the Equity Sponsors and certain members of our management team. The total member contribution for the Class A Membership Units was $173 million. In connection with the closing of the Acquisition, GS Maritime also issued 9,890 Profit Units for the benefit of directors and employees of the Company. On August 14, 2008, an additional 1,649 Profit Units were issued, bringing the total number of issued and outstanding Profit Units to 11,539. In December, 2008, an aggregate of 1,517 Profit Units were forfeited in connection with the departure of certain employees of the Company. In March, 2010, an additional 1,838 Profit Units were issued to certain employees of the Company, bringing the total number of issued and outstanding Profit Units to 11,860. In October, 2010, 2,277 Profit Units were forfeited in connection with the departure of a certain employee of the Company. In October, 2010, an additional 2,650 Profit Units were issued to certain employees of the Company, bringing the total number of issued and outstanding Profit Units to 12,233. In December 2011, 1,245 Profit Units were forfeited in connection with the departure of a certain employees of the Company. In October 2011, an additional 1,350 Profit Units were issued to certain employees of the Company, bringing the total number of issued and outstanding Profit Units to 12,238.

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

The following table identifies the various issues and their relative factors from above:

				Assumed
	Term	Risk Free	Expected	Forfeiture
Grant Date	(years)	Rate	Volatility	Rate

December 2007	5	3.28%	40.50%	5.00%

August 2008	5	3.00%	48.50%	10.00%

March 2010	5	2.00%	50.50%	5.00%

October 2010	4	1.60%	53.50%	5.00%

November 2010	5	1.60%	53.50%	5.00%

September 2011	5	0.95%	48.00%	5.00%

In accordance with ASC 718, the Company recorded stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 of $0.5 million, $0.7 million and $0.5 million, respectively, which is included in administrative and general expense in the consolidated statements of operations and comprehensive loss. The activity under the plan for these periods is presented below.

	Profit Units Outstanding	Weighted Average Grant Date Fair Value
Non-vested balance at end of period December 31, 2008	8,265	$325.39
Units granted	0	0
Units forfeited	0	0
Vested	(855)	446.53

Non-vested balance at end of period December 31, 2009	7,410	$428.20
Units granted	4,488	476.53
Units forfeited	(2,277)	434.97
Vested	(1,629)	466.50

Non-vested balance at end of period December 31, 2010	7,992	$455.63

Units granted	1,350	573.85
Units forfeited	(1,245)	404.95
Vested	(1,169)	473.58

Non-vested balance at end of period December 31, 2011	6,928	$540.09

As of December 31, 2011, there was approximately two million dollars of total unrecognized compensation expense related to the Profit Units. These costs are expected to be recognized over a weighted average period of four years.

5. Intangible Assets and Sale-Leasebacks

The Company assessed all operating leases acquired in the Acquisition in order to determine whether the lease terms were favorable or unfavorable given market conditions on the acquisition date. As a result, the Company recorded a new favorable lease intangible asset for $20.8 million new unfavorable lease intangible liability for $8.9 million and an intangible asset of $22.0 million was assigned to customer relationships, which are subject to amortization with a weighted average useful life of approximately 10 years.

Amortization of intangible assets is charged to amortization of intangibles on a straight-line basis in the accompanying consolidated statements of operations and comprehensive loss. If impairment events occur, the Company could accelerate the timing of purchased intangible asset charges. For each of the years ended December 31, 2011, 2010 and 2009, amortization expense related to the intangible assets acquired and the intangible liability assumed was $2.6 million.

In 2011, the Company disposed of four ocean vessels and terminated the leases on two ocean vessels with the subsequent write off of associated in-the-money leases (lease intangible assets).

A summary of intangible assets at December 31, 2011 and 2010 follows (in thousands):

		December 31, 2010			December 31, 2011
	Asset Life	Balance	Vessel Sale	Amortization	Balance
Favorable Lease — Barges	13.5 years	$1,391	$0	$107	$1,284
Favorable Lease — Ocean Vessels	6 years	12,548	7,277	834	$4,437
Favorable Lease — Davant facility	21 years	964	0	34	$930
Unfavorable Lease — Davant facility	22 years	(7,011)	0	(229)	(6,782)
Customer Relationship (Contracts)	10 years	13,536	0	1,845	$11,691

Total		$21,428	$7,277	$2,591	$11,560

		December 31, 2009		December 31, 2010
	Asset Life	Balance	Amortization	Balance
Favorable Lease — Barges	13.5 years	$1,498	$107	$1,391
Favorable Lease — Ocean Vessels	6 years	13,426	878	12,548
Favorable Lease — Davant facility	21 years	998	34	964
Unfavorable Lease — Davant facility	22 years	(7,240)	(229)	(7,011)
Customer Relationship (Contracts)	10 years	15,382	1,846	13,536

Total		$24,064	$2,636	$21,428

Estimated future net amortization expense is as follows at December 31, 2011:

(In thousands)
2012	$2,092
2013	5,861
2014	1,758
2015	1,758
2016	1,758
Thereafter	(1,667)

All leasehold improvements are amortized over the term of the lease.

6. Property and Equipment

Property and equipment consists of the following:

	Average Useful Lives in Years	December 31,
		2011	2010
	(In thousands)
Land		$6,931	$7,025
Buildings	1 — 30	4,128	4,501
Vessels	3 — 28	337,079	363,858
Terminals	1 — 35	57,914	56,915
Machinery	1 — 20	11,948	11,284
Other	1 — 20	5,542	8,984
Work in progress		1,764	146

Total costs		425,306	452,713
Accumulated depreciation		(137,256)	(123,654)

Property and equipment, net		$288,050	$329,059

7. Employee Postretirement Benefits

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees of the Company that enables participants to save a portion of their compensation up to the limits allowed by IRS guideline. Effective July 1, 2010, the Company reinstated an employer contribution to this plan, which had been suspended in 2009, at a level of 50% of up to 6% of eligible participant contributions. The expenses of $1.1 million and $0.5 million in 2011 and 2010 are reflected in the operating expenses financial statement line item in the Company’s consolidated statements of operations and comprehensive loss.

8. Income Taxes

The Company is treated as a partnership for federal income tax purposes. Therefore, federal income taxes are the responsibility of the Members. As a result, no provision for income taxes is reflected in the accompanying consolidated financial statements. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities.

9. Related Party Transactions

The Company and its subsidiaries have certain transactions, in the ordinary course of business, with entities in which directors of the Company have interests. For each of the years ended December 31, 2011, 2010 and 2009, the Company incurred management fees of $1.5 million, which is classified as administrative and general expense in the Company’s consolidated statements of operations and comprehensive loss, as well as in accrued expenses in the Company’s consolidated balance sheet. In addition, expenses of approximately one million dollars for each of the years ended December 31, 2011, 2010 and 2009, were incurred for legal services, loan servicing, regulatory compliance, and other services that are with related party vendors and customers.

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

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, on August 9, 2010, UOS, a wholly-owned subsidiary of the Company, received a letter from Mosaic claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a force majeure event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”).

Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of phosphate “wet rock” under our agreement but has continued very nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2010 of Mosaic’s failure to ship minimum volumes was approximately $9 million. The impact on our revenue in 2011 of Mosaic’s failure to ship any unfinished phosphate was $30.4 million and stoppage will continue into 2012. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will fully compensate for our revenue losses. On February 21, 2012, Mosaic announced that it had reached a settlement agreement with the plaintiffs in the litigation over the federal wetlands permit for the Hardee County Extension of their South Fort Meade mine. This settlement will conclude the litigation and the preliminary injunction that impacted output at Mosaic’s South Fort Meade phosphate mine. Upon approval by the courts, the settlement will allow Mosaic to begin mining at the South Fort Meade mine. Mosaic has not provided details on the resumption of the shipments of phosphate rock with UOS.

In the years ended December 31, 2011, 2010 and 2009 revenues from its contract with Mosaic generated $11.8 million, $26.2 million and $29.6 million, respectively, which represented four percent, 11% and 10%, respectively, of total revenues.

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

Rental expense for the years ended December 31, 2011, 2010 and 2009 amounted to $19.0 million, $17.8 million and $15.2 million, respectively. Rental expense is included in operating expenses line item in the consolidated statements of operations and comprehensive loss. The following is a schedule by year of approximate future rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

(In thousands)
2012	11,329
2013	10,458
2014	8,586
2015	8,451
2016	7,109
Thereafter	48,636

Total minimum lease payments	$94,569

During 2011, the Company terminated the lease of two ocean vessels. Concurrently with the termination of one of the lease vessels, the Company purchased one of the vessels and it is being held pending determination of its ultimate use, if any.

Other

The Company had unused standby letters of credit with its financial institutions of approximately four million as of December 31, 2011 and 2010, respectively.

In 2011, we initiated a project to replace the stacker/reclaimer on one of the two systems at UBT. We have contracted with a foreign supplier to manufacture a replacement unit. Current projections show this unit to be operational by the first quarter of 2013. Current commitments related to this project are $8.5 million and $0.9 million in 2012 and 2013, respectively, and will be paid based on five milestones to be reached by first quarter 2013.

Additionally, in March 2012, we entered into a new barge lease agreement covering 25 barges with a term of 10 years which includes an option to extend an additional 10 years. Our commitment over the initial term of 10 years is $18.2 million, generally on a straight-line basis over that period.

11. Significant Customer

During the years ended December 31, 2011, 2010 and 2009, the Company derived revenues from certain major customers, each one representing more than 10% of revenue. In 2011, 2010 and 2009, revenue from two customers aggregated 37%, 43% and 57%, respectively, of the Company’s total revenues.

12. Business Segments

The Company has three reportable business segments: United Bulk Terminal, United Ocean Services, and United Barge Line. The Company records the corporate activity under the caption “Other.” The United Bulk Terminal segment includes barge and vessel unloading and loading. The United Ocean Services segment provides transportation services on domestic and international voyages. The United Barge Line segment includes transporting, fleeting and shifting services along the Mississippi River, the Ohio River, the Illinois River and their tributaries (collectively known as “Inland Waterways”).

Management evaluates performance based on segment earnings, which is defined as operating income (loss). The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are eliminated upon consolidation.

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments
	United Barge Line	United Bulk Terminal	United Ocean Services	Other(1)	Intersegment Eliminations	Total
	(In thousands)
Year ended December 31, 2011
Total revenue	$147,664	$65,830	$122,728	$18,838	$(29,254)	$325,806
Intersegment revenues	(1,659)	(8,434)	(323)	(18,838)	29,254	0

Revenue from external customers	146,005	57,396	122,405	0	0	325,806
Operating expense
Operating expenses	51,112	24,548	50,925	(2)	0	126,583
Fuel, lube and power	53,981	2,860	24,503	0	0	81,344
Maintenance and repairs	7,297	7,077	6,508	0	0	20,882
Depreciation and amortization	13,585	5,780	23,881	139	0	43,385
(Gain) loss on disposition of equipment	(2,422)	59	9,705	0	0	7,342
Loss on impairment	0	0	5,919	0	0	5,919
Administrative and general	13,092	11,145	12,832	2	0	37,071

Total operating expenses	136,645	51,469	134,273	139	0	322,526

Operating income (loss)	$9,360	$5,927	$(11,868)	$(139)	$0	$3,280

Total assets	$170,026	$74,645	$133,468	$338,438	$(340,477)	$376,100
Total capital expenditures	$2,690	$4,045	$3,291	$99	$0	$10,125

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Barge Line	United Bulk Terminal	United Ocean Services	Other(1)	Intersegment Eliminations	Total
	(In thousands)
Year ended December 31, 2010
Total revenue	$128,959	$57,820	$146,137	$14,699	$(22,861)	$324,754
Intersegment revenues	(2,809)	(5,051)	(302)	(14,699)	22,861	0

Revenue from external customers	126,150	52,769	145,835	0	0	324,754
Operating expense
Operating expenses	54,857	14,263	58,419	(172)	0	127,367
Fuel, lube and power	40,895	2,251	24,514	0	0	67,660
Maintenance and repairs	5,075	7,031	13,102	0	0	25,208
Depreciation and amortization	19,412	5,410	26,148	157	0	51,127
(Gain) loss on disposition of equipment	(131)	91	1	0	0	(39)
Loss on impairment	0	0	2,630	0	0	2,630
Administrative and general	14,157	8,788	14,004	2,323	6	39,278

Total operating expenses	134,265	37,834	138,818	2,308	6	313,231

Operating income (loss)	$(8,115)	$14,935	$7,017	$(2,308)	$(6)	$11,523

Total assets	$177,900	$78,642	$173,691	$399,030	$(393,193)	$436,070
Total capital expenditures	$230	$2,675	$9,939	$50	$0	$12,894

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Barge Line	United Bulk Terminal	United Ocean Services	Other(1)	Intersegment Eliminations	Total
	(In thousands)
Year ended December 31, 2009
Total revenue	$116,255	$42,335	$146,697	$10,517	$(19,004)	$296,800
Intersegment revenues	0	(8,487)	0	(10,517)	19,004	0

Revenue from external customers	116,255	33,848	146,697	0	0	296,800
Operating expense
Operating expenses	44,851	17,203	55,603	0	0	117,657
Fuel, lube and power	38,184	1,476	23,102	0	0	62,762
Maintenance and repairs	4,565	5,876	10,493	0	0	20,934
Depreciation and amortization	19,405	5,141	22,955	0	0	47,501
Loss (gain) on disposition of equipment	(39)	(2)	0	0	0	(41)
Administrative and general	11,538	9,660	13,023	0	0	34,221

Total operating expenses	118,504	39,354	125,176	0	0	283,034

Operating income (loss)	$(2,249)	$(5,506)	$21,521	$0	$0	$13,766

Total assets	$297,640	$121,918	$264,373	$634,927	$(843,719)	$475,139
Total capital expenditures	$1,400	$2,478	$10,606	$20	$0	$14,504

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

13. Subsequent Events

On February 17, 2012, the Company sold the ocean-going vessel, MARIE FLOOD, in a scrap sale that generated proceeds of $2.1 million and did not result in a gain or loss on sale.

Additionally, in March 2012 we entered into a new barge lease agreement covering 25 barges with a term of 10 years which includes an option to extend an additional 10 years. Our commitment over the initial term of 10 years is $18.2 million.

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

The following condensed consolidating financial information of the Co-Issuers and Subsidiary Guarantors presents the balance sheets as of December 31, 2011 and 2010 and statements of operations and comprehensive loss and cash flows, for the years ended December 31, 2011, 2010 and 2009.

Condensed Consolidating Balance Sheet as of December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$29	$405	$0	$434
Accounts receivable, net of allowances for doubtful accounts	168,617	42,476	(177,154)	33,939
Materials and supplies	0	17,418	0	17,418
Prepaid expenses and other current assets	451	2,704	0	3,155

Total current assets	169,097	63,003	(177,154)	54,946
Property, plant and equipment, net	309	287,741	0	288,050
Investment in subsidiaries	163,323	0	(163,323)	0
Deferred financing costs, net of amortization	5,709	0	0	5,709
Other assets	0	9,053	0	9,053
Intangible asset, net of amortization	0	18,342	0	18,342

Total	$338,438	$378,139	$(340,477)	$376,100

Liabilities and member’s equity
Current liabilities:
Accounts payable	$9,403	$180,700	$(177,154)	$12,949
Accounts payable related parties	0	0	0	0
Accrued expenses	5,350	5,714	0	11,064
Deferred revenue and other current liabilities	0	5,443	0	5,443

Total current liabilities	14,753	191,857	(177,154)	29,456
Other deferred liabilities	0	16,149	0	16,149
Notes payable — term debt	215,026	0	0	215,026
Member’s equity	108,659	170,133	(163,323)	115,469

Total	$338,438	$378,139	$(340,477)	$376,100

Condensed Consolidating Balance Sheet as of December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Assets
Current assets:
Cash and cash equivalents	$7,180	$301	$0	$7,481
Accounts receivable trade, net of allowances for doubtful accounts	219,285	41,768	(229,870)	31,183
Materials and supplies	0	19,081	0	19,081
Prepaid expenses and other current assets	501	2,813	0	3,314

Total current assets	226,966	63,963	(229,870)	61,059
Property, plant and equipment, net	350	328,709	0	329,059
Investment in subsidiaries	163,323	0	(163,323)	0
Deferred financing costs, net of amortization	8,391	0	0	8,391
Other assets	0	9,122	0	9,122
Intangible asset, net of amortization	0	28,439	0	28,439

Total	$399,030	$430,233	$(393,193)	$436,070

Liabilities and member’s equity
Current liabilities:
Accounts payable	$7,871	$233,080	$(229,870)	$11,081
Accounts payable related parties	1,500	0	0	1,500
Accrued expenses	4,893	6,041	0	10,934
Deferred revenue and other current liabilities	0	5,780	0	5,780

Total current liabilities	14,264	244,901	(229,870)	29,295
Other deferred liabilities	0	17,895	0	17,895
Notes payable — term debt	248,985	0	0	248,985
Member’s equity	135,781	167,437	(163,323)	139,895

Total	$399,030	$430,233	$(393,193)	$436,070

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$18,838	$336,222	$(29,254)	$325,806
Operating expenses	(2)	239,227	(10,416)	228,809
Administrative and general	18,840	37,069	(18,838)	37,071
Depreciation and amortization	139	43,246	0	43,385
Loss on sale of assets	0	7,342	0	7,342
Loss on impairment	0	5,919	0	5,919

Operating (loss) income	(139)	3,419	0	3,280
Interest expense, net	26,452	0	0	26,452
Loss on extinguishment of debt	1,340	0	0	1,340

Net income	$(27,931)	$3,419	$0	$(24,512)

For the Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$14,699	$332,916	$(22,861)	$324,754
Operating expenses	(172)	228,569	(8,162)	220,235
Administrative and general	17,022	36,949	(14,693)	39,278
Depreciation and amortization	157	50,970	0	51,127
Gain on sale of assets	0	(39)	0	(39)
Loss on impairment	0	2,630	0	2,630

Operating (loss) income	(2,308)	13,837	(6)	11,523
Interest expense, net	28,605	0	0	28,605

Net income	$(30,913)	$13,837	$(6)	$(17,082)

Condensed Consolidating Statement of Operations and Comprehensive Loss

For the Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Revenue	$10,517	$305,287	$(19,004)	$296,800
Operating expenses	0	209,840	(8,487)	201,353
Administrative and general	10,517	34,221	(10,517)	34,221
Depreciation and amortization	0	47,501	0	47,501
(Gain) loss on sale of assets	0	(41)	0	(41)

Operating income	0	13,766	0	13,766
Interest expense, net	40,940	0	0	40,940

Income before tax provision	(40,940)	13,766	0	(27,174)
Tax provision	0	27	0	27

Net income	$(40,940)	$13,739	$0	$(27,201)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities
Net cash provided by operating activities	$27,516	$(2,138)	$0	$25,378
Investing activities
Capital expenditures	(99)	(10,026)	0	(10,125)
Other investing activities	0	12,268	0	12,268

Net cash used in investing activities	(99)	2,242	0	2,143
Financing activities
Net change in debt	(33,959)	0	0	(33,959)
Other financing activities	(609)	0	0	(609)

New cash used in financing activities	(34,568)	0	0	(34,568)
Net decrease in cash and cash equivalents	(7,151)	104	0	(7,047)
Cash and cash equivalents, beginning of period	7,180	301	0	7,481

Cash and cash equivalents, end of period	$29	$405	$0	$434

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities
Net cash (used in) provided by operating activities	$26,876	$12,218	$0	$39,094
Investing activities
Capital expenditures	(50)	(12,844)	0	(12,894)
Other investing activities	0	557	0	557

Net cash used in investing activities	(50)	(12,287)	0	(12,337)
Financing activities
Net change in debt	(31,140)	0	0	(31,140)
Other financing activities	233	0	0	233

New cash provided by (used in) financing activities	(30,907)	0	0	(30,907)
Net (decrease) increase in cash and cash equivalents	(4,081)	(69)	0	(4,150)
Cash and cash equivalents, beginning of period	11,261	370	0	11,631

Cash and cash equivalents, end of period	$7,180	$301	$0	$7,481

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals
Operating activities
Net cash used in operating activities	$(259,951)	$307,695	$(5)	$47,739
Investing activities
Capital expenditures	(20)	(14,484)	0	(14,504)
Other investing activities	0	476	0	476

Net cash used in investing activities	(20)	(14,008)	0	(14,028)
Financing activities
Net change in debt	279,844	(293,643)	0	(13,799)
Other financing activities	(19,897)	(5)	5	(19,897)

New cash provided by (used in) financing activities	259,947	(293,648)	5	(33,696)
Net increase (decrease) in cash and cash equivalents	(24)	39	0	15
Cash and cash equivalents, beginning of period	11,285	331	0	11,616

Cash and cash equivalents, end of period	$11,261	$370	$0	$11,631

15. Quarterly Financial Data (Unaudited)

Set forth below are unaudited quarterly financial data (in thousands):

	00000,0	00000,0	00000,0	00000,0
	For The Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$76,198	$80,219	$85,618	$83,771
Operating income	4,383	2,626	5,032	(8,761)
Net loss	(2,215)	(3,758)	(1,406)	(17,133)

	00000,0	00000,0	00000,0	00000,0
	For The Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$76,865	$77,514	$80,064	$90,311
Operating income	2,819	448	4,187	4,069
Net income loss	(4,426)	(6,784)	(2,981)	(2,891)

The fourth quarter of fiscal year 2011 includes a $0.7 million loss on repurchase of notes related to the write-off of deferred financing fees, completed in prior fiscal quarters.

16. Deferred Revenue and Other Current Liabilities

Deferred revenue and other liabilities as of December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
Deferred revenue	1,720	4,195
Accrued claims liabilities	1,589	1,585
Other	545	0

Deferred revenue and other liabilities	$3,854	$5,780

Other long term liabilities as of December 31, 2011 and 2010 primarily consist of $7.8 million and $8.0 million respectively of third party insurance reserves.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 15d-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our company’s financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Our internal control over financial reporting process was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In this Part III, unless the context otherwise requires, or unless specifically stated otherwise, the terms “we,” “our,” “us” and the “Company” refer to United Maritime Group, LLC (“UMG”), United Maritime Group Finance Corp. and all of their subsidiaries that are consolidated under GAAP, and the term “Holding Company” refers to GS Maritime Holding LLC. In addition, the term “named executive officers” refers to the executive officers of UMG set forth in the Summary Compensation Table below, and the terms “Board of Directors” and “Board” refer to the board of directors of the Holding Company.

Management

The following table sets forth information about the directors of our indirect parent, GS Maritime Holding LLC, and the executive officers of United Maritime Group, LLC. Ages shown below are as of March 30, 2012.

Name	Age	Position
Steven Green	67	Chairman of the Board of Directors, President, and Chief Executive Officer
John Binion	42	Chief Operating Officer, and Executive Vice President
Jason Grant	40	Chief Financial Officer, and Executive Vice President
David Bradford	43	Principle Accounting Officer, and Vice President Finance
Neil McManus	58	Vice President, UOS
Cliff Johnson	54	Vice President, Sales and Marketing
Robin Hastings	58	Vice President, Commercial Operations and Logistics
Richard Barnes	54	Vice President, Information Technology and Human Resources
Brian Beem	33	Director
John Breaux	69	Director
Gary DiElsi	55	Director
Kevin Kilcullen	36	Director
James Luikart	67	Director
Greggory Mendenhall	67	Director
Jeffrey Safchik	61	Director

Steven Green has served as the Chairman of the Board of Directors of the Holding Company since 2007. In October 2010, Mr. Green was additionally named President and Chief Executive Officer. He is a former U.S. ambassador to Singapore from 1997 to 2001 and has been managing partner of Greenstreet Partners, LP since founding the company in 1989, and is a founding partner of Greenstreet Real Estate Partners, a company engaged in the business of real estate investment. Mr. Green is the Chairman and CEO of k1 Ventures, Ltd., a publicly traded investment company listed on the Singapore Stock Exchange since 2001. From 1988 to 1996, he served as the Chairman and CEO of Samsonite Corporation, where he oversaw the recapitalization and subsequent turnaround of the company. Mr. Green is currently a Special Advisor to the Singapore Government, and is also a director of GIC Real Estate Pte Ltd. (Singapore), Knowledge Universe Learning Group, Long Haul Holding Corp., and Scripps Research Institute. In light of our ownership structure and Mr. Green’s position with Greenstreet Partners, LP and his extensive international business and leadership experience, we believe it is appropriate that Mr. Green serve as a director of the Holding Company. Mr. Green serves as one of Greenstreet’s director designees.

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

David Bradford joined the Company as Vice President, Finance in August, 2011 Mr. Bradford previously served as the Vice President and Treasurer of Spirit Airlines (“Spirit”), Inc. since January 2009 and as Vice President and Controller of Spirit from March 2007 to January 2009. Prior to joining Spirit, Mr. Bradford served as Director, External Reporting for Tupperware Brands Corporation, and in various financial roles in the airline industry. He has also held positions at Atlas Air and AirTran Airways, Inc.

Neil McManus has served as Vice President of United Ocean Services, one of the Company’s operating business segments, since the Company’s inception in 2007. He previously served as General Manager of TECO Ocean Shipping Inc., a subsidiary of TECO Transport Corporation, where he was employed since 2006. Previously Mr. McManus was President of Tampa Bay International Terminal, the operating arm of Tampa Port Authority.

Clifford Johnson has served as the Company’s Vice President, Sales and Marketing since the Company’s inception in 2007. He previously served as General Manager of Sales and Marketing of TECO Transport Corporation, where he was employed since 2001.

Robin Hastings has served as head of the Company’s logistics group since 2008. Prior to this, Mr. Hastings served in a variety of logistics and analyst roles for the Company and its predecessor. Mr. Hastings has been with the Company since 1987.

Richard Barnes joined UMG as Vice President, Information Technology in June of 2011. He has over 20 years of leadership in applying information technology for business improvement in commercial and industrial organizations worldwide. Prior to joining UMG, Mr. Barnes served as Vice President of Information Technology at Atlas Air in 2002. Before joining Atlas Air, he led a successful global ERP implementation at Polaroid Corp. as the head of manufacturing IT strategy.

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

Gary DiElsi has served as a director of the Holding Company since 2007. He is Project Manager for First Reserve Corporation (“FRC”) which he joined in 2007 following his tenure as Executive Vice President at Oxbow Industrial Services from 2003 to 2006. Mr. DiElsi has over 25 years of business leadership, operations and project management experience in a variety of energy-related companies, including Chevron Corporation and Linde AG. In addition, he serves or has recently served on the boards of Bahamas Oil Refining Company International Limited, HNT Holdings Inc., GenPower Holdings GP Ltd., GenPower Carbon Solutions GP, Ltd. and Osage Biofuels Holdings LLC. Mr. DiElsi holds a B.S. and an M.S. in Mechanical Engineering, both from Rensselaer Polytechnic Institute. In light of our ownership structure and Mr. DiElsi’s position with FRC and his experience in energy-related management and operations, we believe it is appropriate that Mr. DiElsi serve as a director of the Holding Company. Mr. DiElsi serves as one of First Reserve’s director designees.

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

Jeffrey Safchik has served as a director of the Holding Company since 2007, and currently serves as the chair of the Audit Committee and the Executive Committee of the Board. Mr. Safchik is the Managing Director and Chief Financial Officer of Greenstreet Partners, LP and its predecessor where he has been employed since 1989 and is also a founder of Greenstreet Real Estate Partners, a company engaged in the business of real estate investment where he serves as Chairman of the Investment and Advisory Committees. Mr. Safchik is a director of k1 Ventures, Ltd., a publicly traded investment company listed on the Singapore Stock Exchange, and also has served as the firm’s Chief Financial Officer and Chief Operating Officer since 2001. He also serves as a director of Knowledge Schools, LLC, Knowledge Universe Learning Group, Canadian International School Pte Ltd., and Long Haul Holdings Corp., in addition to Director and Audit Committee Member of KUE Management Inc. and Director, Executive Committee Member and Chief Executive Officer of KU Education, Inc. and subsidiaries. Mr. Safchik holds a B.B.A. in Accounting from Pace University and an M.S. in Taxation from St. John’s University. Mr. Safchik serves as one of Greenstreet’s director designees.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics which contains the ethical principles by which our principal executive officer, principal financial officer and principal accounting officer among others, are expected to conduct themselves when carrying out their duties and responsibilities. We will provide a copy of our Code of Ethics to any person, without charge, upon request, by writing to the Compliance Officer, United Maritime Group, LLC, 601 S. Harbour Island Blvd., Suite 230, Tampa, FL 33602.

Audit Committee Financial Expert

Jeffrey Safchik serves on and is the chair of the Audit Committee of the Board of Directors. Our Board of Directors has determined that Mr. Safchik, a non-independent director, is an “audit committee financial expert” as defined in SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Overview and Objectives

The goal of our compensation program for our named executive officers is to motivate and reward leaders who maximize returns to equity holders of the Holding Company (our “equity holders”) on a liquidity event. To this end, our compensation decisions in 2011 were primarily aimed at recruiting, retaining, motivating and rewarding individuals who could help us meet and exceed our financial and operational objectives.

Determination of Compensation

The Compensation Committee of the Board of Directors (the “Committee”) was principally responsible for establishing and making decisions with respect to our compensation and benefit plans in 2011, including all compensation decisions relating to our named executive officers. Our named executive officers generally make recommendations to the Committee when they believe that changes are needed to our compensation program relating to our named executive officers, but the Committee has the ultimate decision-making authority with respect to the compensation program. The following individuals were our named executive officers in 2011: (i) Steven Green, our President and Chief Executive Officer, (ii) John Binion, our Chief Operating Officer and Executive Vice President, (iii) Jason Grant, our Chief Financial Officer and Executive Vice President, (iv) Cliff Johnson, our Vice President, Sales and Marketing and (v) Walter Bromfield, who served as our Senior Vice President, Finance until his employment ceased in December 2011.

In determining the levels and mix of compensation, the Committee has not generally relied on formulaic guidelines but rather sought to maintain a flexible compensation program that allowed it to adapt components and levels of compensation in order to motivate and reward individual executives within the context of our overall desire to maximize our equity value. Subjective factors considered in compensation determinations include an executive’s skills and potential and capabilities, contributions as a member of the executive management team, contributions to our overall performance and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. In making its determinations, the Committee has not undertaken any formal benchmarking or reviewed any formal surveys of compensation for our competitors. As mentioned above, the ultimate goal of our compensation program is to maximize the value received by our equity holders in connection with a liquidity event, and our compensation program is intended to provide our named executive officers with incentives to achieve that goal. As such, while we provide our named executive officers with both fixed and variable compensation, we place a relatively heavy emphasis on long-term performance-based compensation (in the form of profit units) that is payable upon the occurrence of a liquidity event in which our Equity Sponsors achieve an internal rate of return on their investment in excess of certain pre-established thresholds (as described in more detail below).

The Committee considered the economy and its impact on our business as the most important factor impacting compensation decisions. The second most important factor considered by the Committee was our goal of re-configuring our senior management team by bringing in additional operations, commercial and capital-structure expertise to complement the existing leadership team’s skill sets.

Components of Compensation for 2011

The compensation provided to our named executive officers in 2011 consisted of the same elements generally available to our non-executive employees, including base salary, bonus, and retirement and other post-employment benefits, each of which is described in more detail below. Additionally, our named executive officers participated in a long-term incentive program, also described in more detail below.

Base Salary

The base salary payable to each named executive officer in 2011 was intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. In determining base salaries for 2011 for named executive officers, the Committee generally considered, among other factors, competitive market practice (based on the individual Committee members’ knowledge of the industry), individual performance for the prior year, the mix of fixed compensation to overall compensation, and any minimum guarantees afforded to the named executive officer pursuant to any agreement. None of the named executive officers received salary increases during 2011, as there was a general consensus among members of the Committee and our named executive officers that the economic climate during the 2011 fiscal year would necessitate continued cost control measures within the Company. Other than individual performance for the prior year, the Committee used similar criteria in its hiring deliberations to establish base salaries for Messrs., Bradford and Barnes, who joined the Company in 2011.

Bonus

In order to address retention concerns created by turnover of senior management in 2011, and in light of no bonuses being paid to our named executive officers since the Company’s inception in 2007, the Committee elected to make discretionary retention bonus payments to our continuing named executive officers in 2011.

Cash Incentive Plan

On August 30, 2011 the Board approved the 2011 Executive Incentive Plan (the “Plan”). The Plan is a cash incentive plan designed to tie executive compensation to the achievement of Company and individual objectives during 2011. Our executive officers, including all of the named executive officers other than our Chief Executive Officer, are eligible to participate in the Plan.

The Plan provides for a target incentive award calculated as a percentage of the executive officer’s base salary. The ranges of target incentive percentages for the executive officers participating in the Plan are as follows:

•	Executive and Senior Vice Presidents

•	Minimum percentage of 75% of base salary

•	Maximum percentage of 120% of base salary

•	Vice Presidents

•	Minimum percentage of 60% of base salary

•	Maximum percentage of 120% of base salary

Under the Plan the awards are determined based on achievement of specific objectives during the 2011 calendar year, with the portion of the target incentive award allocated to the objectives as follows:

•	70% based on and measured against our budgeted earnings before interest, taxes, depreciation and amortization (net of target incentive awards) (“EBITDA”);

•	10% based on and measured against our safety improvement (measured by the percentage improvement in recordable injury rates from the prior year); and

•	20% based on achievement of other Company and individual goals determined in the discretion of the Board.

The incentive awards are calculated and paid in the first quarter of 2012. The EBITDA and safety components of the awards are subject to the following minimum thresholds for payout, maximum targets and applicable target incentive percentages:

Target Payout Ranges

	Minimum	Maximum
EBITDA	100% of Budget EBITDA	120% of Budget EBITDA
Safety	5% improvement over prior yr	10% improvement over prior yr

The target incentive percentages for the EBITDA and safety components increase linearly if the Company’s performance exceeds the applicable minimum thresholds, up to the participant’s maximum percentage.

The target incentive percentage applicable to the discretionary component will range between the participant’s minimum and maximum percentage based on the level of achievement as determined by the Board.

Under the Plan, the Board may, in its discretion, make awards if minimum thresholds are not achieved.

Long-Term Equity Incentive Plan

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

In 2010, the Committee modified the target internal rates of return for all outstanding performance-based profit units held by named executive officers to make the target rates equal to the target rates established in conjunction with the hiring of Mr. Grant in 2010. The following table illustrates the new and previous percentage of performance-based profit units that will vest in connection with a change in control depending on the internal rate of return achieved by our Equity Sponsors in connection with such change in control:

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

Retirement Benefits

The United Maritime Group tax-qualified employee savings and retirement plan (the “401(k) Plan”) covers full-time employees, including our named executive officers. Under the 401(k) Plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have such amounts contributed to the 401(k) Plan. The Committee believes that the 401(k) Plan provides an important and highly valued means for employees to save for retirement. In 2011, the Company continued a match of 50% of up to 6% of the named executive officers’ contributed base salary. Any of our named executive officers who participated in the 401(k) Plan did so on the same basis as our other employees in 2011, except that the rules governing qualified plans with regard to highly compensated employees may limit our named executive officers from achieving the maximum amount of contributions under the 401(k) Plan.

Employment and Severance Agreements

The Company has an employment agreement with each of Messrs. Binion, Grant and Johnson that sets forth the executive’s title, base salary, target annual incentive bonus, and other compensation elements, and imposes post-termination confidentiality, non-compete, and non-solicitation obligations that apply following the termination of an executive’s employment for any reason. Additionally, each employment agreement provides for severance upon a termination by us without “cause” (including our election not to renew the term of the agreement) or by the named executive officer for “good reason,” as each is defined in the agreements.

Mr. Green has been the Chairman of the Board of Directors of the Holding Company since its inception, and in October 2010, was additionally named President and Chief Executive Officer of UMG. Mr. Green is a managing partner of Greenstreet Partners, LP, which is an affiliate of one of our Equity Sponsors. Mr. Green does not draw a salary or other direct compensation from the Company and, as a result, we do not have an agreement with Mr. Green relating to his employment.

On January 13, 2012, we entered into a separation agreement with Mr. Bromfield that modifies his employment agreement and provides for (i) continued payment of his base salary of $275,000 per year plus medical coverage for a period of two years following termination, (ii) payment of any earned but unpaid annual cash incentive award for 2011 (in the amount of $171,875), provided the applicable performance are achieved and (iii) payment of $10,577 is reimbursement for accrued vacation and expenses. The payment of the foregoing amounts was conditioned on Mr. Bromfield’s compliance with certain restrictive covenants in his employment agreement. In addition, pursuant to his separation agreement, as a result of his termination, the Holding Company and Mr. Bromfield agree that all of his time-vested profit units were vested and all of his performance-vested profit units were forfeited. The separation agreement provided for an effective date of December 31, 2011, subject to the expiration of a revocation period.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the Exchange Act and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Members of the Compensation Committee

James Luikart (Chair)

Brian Beem

Kevin Kilcullen

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2011, Messrs. Luikart, Beem and Kilcullen, none of whom is an officer or employee of the Company, were members of the Compensation Committee of our Board of Directors. None of the Compensation Committee members serve as members of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

As described in more detail under “Item 13 — Certain Relationships and Related Party Transactions, and Director Independence,” each member of the Compensation Committee is a principal of certain of our Equity Sponsors. We entered into a financial consulting and management services agreement with our Equity Sponsors. Pursuant to this agreement, we are required to pay the Equity Sponsors a quarterly fee of $375,000. At the time of the acquisition of TECO Transport Corporation from TECO Energy, Inc., we paid a one-time $4 million fee to Greenstreet Equity Partners LLC. In addition, we reimburse up to $25,000 of each of the Equity Sponsor’s annual expenses.

Also as described in more detail under “Item 13 — Certain Relationships and Related Party Transactions, and Director Independence,” Ion Carbon & Minerals, LLC (“Ion Carbon”) is an affiliated company of AMCIC Maritime AIV, LLC, an affiliate of AMCI, one of our Equity Sponsors. One of the members of our Compensation Committee, Brian Beem, is a Director of AMCI Management (Cayman) Ltd., an affiliate of AMCI. We have a contract with Ion Carbon providing for marine transportation and storage of coal and petcoke. Through one of our three business segments, United Barge Terminal, we are party to a one-year agreement with Ion Carbon to unload and to provide up to 400,000 net tons of storage space for coal and petcoke in two storage areas at the terminal. In the opinion of management, the contract was negotiated at arms’ length and is provided at fair and reasonable prices.

EXECUTIVE COMPENSATION

The following table shows compensation for fiscal years 2011, 2010, and 2009 for our named executive officers.

Summary Compensation Table

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards		All Other Compensation ($)(3)		Total ($)

Steven Green(4)	2011	0	0	0		0		0
Chairman of the Board President and Chief Executive Officer	2010	0	0	0		0		0

John Binion(5)	2011	275,000	104,349	0		0		379,349
Chief Operating Officer and Executive Vice President	2010	206,250	0	963,269	(6)	0		1,169,519

Jason Grant(7)	2011	350,000	75,274	0		0		425,274
Chief Financial Officer and Executive Vice President	2010	148,077	0	3,329,000	(8)	78,085	(9)	3,555,162

Cliff Johnson	2011	196,000	78,400	0		0		274,400
Vice President Sales and Marketing	2010	196,000	0	99,520	(12)	2,949		298,469
	2009	203,538	0	0		4,082		207,620

Walter Bromfield(10)	2011	275,000	82,500	0		610,577	(11)	968,077
Former Senior Vice President, Finance & Chief Financial Officer	2010	275,100	0	219,655	(12)	3,829		498,584
	2009	285,577	0	0		5,730		291,307

(1)	The individuals listed below are current or former executive officers of UMG. Mr. Green is also the Chairman of the Board of Directors of the Holding Company, which is UMG’s indirect parent company.
(2)	This column does not include the following Incentive Plan payments, which were conditioned on the named executive officer remaining employed by UMG on December 31, 2011 and on the date of the payout (March 9, 2012), and therefore these Incentive Plan amounts will be reportable in the Summary Compensation Table for 2012 (the year in which the performance condition was satisfied): Mr. Binion $220,446; Mr. Grant: $280,568; Mr. Bromfield: $171,875; Mr. Johnson: $102,344. Mr. Grant’s employment agreement provides for a minimum bonus of $175,000 per year, on a pro-rated basis, for each of the first two years of his employment.
(3)	Except as otherwise noted, the amounts in this column represent matching contributions made to the 401(k) Plan in 2009, 2010, and 2011.
(4)	Mr. Green has been the Chairman of the Board of the Directors of the Holding Company since the Company’s inception in 2007. On October 4, 2010, he became our President and Chief Executive Officer. Mr. Green is not paid any salary or other compensation from the Company for services rendered in those capacities.
(5)	Mr. Binion became our Chief Operating Officer and Executive Vice President on March 29, 2010.

(6)	This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for an award of 1,838 profit units to Mr. Binion in March 2010 and an award of 200 profit units to Mr. Binion in November 2010. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4 of the Consolidated Financial Statements in this Annual Report.
(7)	Mr. Grant became our Chief Financial Officer and Executive Vice President on July 26, 2010.
(8)	This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for an award of a phantom interest representing a notional right in 1,300 class A units of the Holding Company in connection with Mr. Grant’s signing of his employment agreement in July 2010 and the award of 2,250 profit units to Mr. Grant in October 2010. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4 of the Consolidated Financial Statements in this Annual Report. The value of the phantom interest in the class A units was determined in accordance with FASB ASC Topic 718 treatment of restricted stock awards, based on amounts paid for class A units in 2010.
(9)	This amount represents $78,085 of expenses related to Mr. Grant’s relocation to Tampa, Florida in 2010, including a gross-up for the income taxes related to that compensation.
(10)	Mr. Bromfield ceased to be employed by the Company as of December 31, 2011. Accordingly, Mr. Bromfield’s 253 shares of time-vested profit units were vested.
(11)	This amount represents $10,577 of accrued and unpaid vacation time and $600,000 of severance accrual recorded at December 31, 2011.
(12)	These amounts represent the incremental fair value of the modified performance-based profit units as a result of establishing, in 2010, new IRR targets, in accordance with FASB ASC Topic 718 relating to a material change in terms of a previously issued equity grant. See “Compensation Discussion and Analysis — Long Term Incentive Plan.”

EMPLOYMENT AND SEVERANCE AGREEMENTS

As described above, the Company is party to an employment agreement with each of Messrs. Binion, Grant and Johnson, each of which has a five-year term. Each employment agreement provides for a minimum base salary and target bonus for the executive. In addition, each agreement contains customary confidentiality and invention assignment provisions, as well as non-competition and non-solicitation covenants which apply during the term of employment and for two years thereafter. In the event of a termination without cause or for good reason, or in the event that the term of the agreements expires, each agreement provides that the executive will be entitled to (i) continuation of base salary and medical coverage for a period of two years following termination provided that he does not violate the non-competition or confidentiality terms of his employment agreement, (ii) any earned but unpaid annual incentive bonus for the year prior to termination, and (iii) provided the applicable performance targets have been achieved, annual incentive bonus for the year in which termination occurs.

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

On January 13, 2012, the Company entered into a separation agreement with Mr. Bromfield. The terms of the separation agreement are summarized under the heading “Compensation Discussion and Analysis-Employment and Severance Agreements.”

2011 OUTSTANDING EQUITY AWARDS AT YEAR END

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)(5)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(3)

Steven Green	0	0	0		0

John Binion	815	489,000	1,019	(4)	558,412

Jason Grant	900	540,000	1,125	(4)	616,500
			1,300	(2)	2,249,000

Walter Bromfield	0	0	0		0

Cliff Johnson	108	64,800	536	(4)	239,728

(1)	For Messrs. Binion, Bromfield and Johnson, these profit units vest in five equal annual installments on the first five anniversaries of the date of grant, and will become fully vested upon a termination without “cause” or for “good reason” (as each is defined in the named executive officer’s employment agreement), or upon a “change in control” of the Company (as defined in the named executive officer’s profit unit grant agreement). For Mr. Grant, these profit units vest in four equal annual installments on the first four anniversaries of the date of grant, and will become fully vested upon a termination without “cause” or for “good reason” (as each is defined in his employment agreement), or upon a “change in control” of the Company (as defined in his profit unit grant agreement).
(2)	This phantom interest represents a notional right in 1,300 class A units of the Holding Company. The phantom interest is unvested and will vest only upon a change in control of the Holding Company or initial public offering of the Holding Company’s common equity, subject to Mr. Grant’s continued employment with the Company through such date. The market value of the phantom interest assumes a price of $1,730 per unit and is based on the cash price paid for class A units in 2010.
(3)	The market value of the profit units assumes a price of $600 per unit (for five-year and four-year time-based units), and $548 per unit (for performance-based units), which represents the fair market value of each type of unit as of December 31, 2011. These fair market values were determined in reliance on a valuation performed in 2011, which was the last valuation performed by the Company. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4 of the Consolidated Financial Statements in this Annual Report.

(4)	These profit units will only vest upon a change in control of the Company (subject to the named executive officer’s continued employment with the Company through such date), and only to the extent that a certain internal rate of return is achieved by our Equity Sponsors in connection with such change in control. The following table illustrates the percentage of performance-based profit units that will vest in connection with a change in control depending on the internal rate of return achieved by our Equity Sponsors in connection with such change in control:

IRR Achieved	Percentage of Performance-Based Profit Units to Vest
<5%	0%
≥5% to 8.33%	25%
>8.33% to 11.66%	50%
>11.66% to 15%	75%
>15%	100%

(5)	The vesting dates of the time-vesting profit units for the named executive officers are as follows:

	Vesting Dates	12/4/2007	8/14/2008	Award Dates 3/19/2010	10/20/2010	11/5/2010
John Binion	3/19/2012			184
	3/19/2013			184
	3/19/2014			184
	3/19/2015			184
	11/5/2012					20
	11/5/2013					20
	11/5/2014					20
	11/5/2015					20

Jason Grant	10/20/2012				281
	10/20/2013					281
	10/20/2014					281

Walter Bromfield	12/31/2011					304

Cliff Johnson	12/4/2012	105
	8/14/2012		2
	8/14/2013		2

2011 STOCK VESTED TABLE

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)(2)

Steven Green	0	0

John Binion	204	122,400

Jason Grant	225	135,000

Walter Bromfield	456	273,600

Cliff Johnson	107	64,200

(1)	The amounts in this column represent the number of profit units that vested in 2011 that were subject to time-based vesting.
(2)	The value realized on vesting assumes a price of $600 per profit unit which represents the fair market value of a time-based profit unit as of the applicable vesting date. The fair market value was determined in reliance on a valuation performed in 2011, which was the last valuation performed by the Company. For a more detailed discussion of the assumptions used to determine the value of these profit units, please see Note 4within this document.

Potential Payments Upon Termination or Change in Control

Other than Mr. Green, each of our named executive officers has entered into an employment agreement with the Company, the material terms of which have been summarized above under the heading “Employment and Severance Agreements.” Upon certain events, our named executive officers are entitled to payments of compensation and certain benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or without good reason (“voluntary termination”), (ii) termination other than for cause or with good reason, or, upon the expiration of the agreement (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, or (iv) a change in control. Except as otherwise noted below, the amounts shown assume that the applicable triggering event occurred on December 31, 2011, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Reason for Termination	Cash Severance	Annual Bonus	Value of Accelerated Profit Units(1)	Other	Continued Welfare Benefits	Total
John Binion	Voluntary	$0	$0	$0	$0	$0	$0
	Involuntary	550,000	0	488,957	0	9,136	1,048,093
	Death or Disability	0	0	0	0	0	0
	Change in Control	0	0	1,047,267	0	0	1,047,267

Jason Grant	Voluntary	0	0	0	0	0	0
	Involuntary	700,000	0	539,820	0	26,610	1,266,430
	Death or Disability	0	0	0	0	0	0
	Change in Control	0	0	1,156,208	2,249,000(3)	0	3,405,208

Walter Bromfield (2)	Voluntary	0	0	0	0	0	0
	Involuntary	550,000	0	151,800	0	26,610	728,410
	Death or Disability	0	0	0	0	0	0
	Change in Control	0	0	0	0	0	0

Cliff Johnson	Voluntary	0	0	0	0	0	0
	Involuntary	392,000	0	65,138	0	26,610	483,748
	Death or Disability	0	0	0	0	0	0
	Change in Control	0	0	358,813	0	0	358,813

(1)	Calculated using the fair market value of the profit units (both time-based and performance-based) as of December 31, 2011.
(2)	In conjunction with Mr. Bromfield’s separation agreement effective December 31, 2011, payments have begun and will continue through December 31, 2013, provided he continues to abide by the terms of the separation agreement.
(3)	This phantom interest represents a notional right in 1,300 class A units of the Holding Company. The phantom interest is unvested and will vest only upon a change in control of the Holding Company or initial public offering of the Holding Company’s common equity, subject to Mr. Grant’s continued employment with the Company through such date. The market value of the phantom interest assumes a price of $1,730 per unit and is based on the cash price paid for class A units in 2010.

Director Compensation

We did not pay our directors any compensation for serving on the Board during 2011, 2010 or 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

UMG is a wholly-owned subsidiary of GS Maritime Intermediate Holding LLC. GS Maritime Intermediate Holding LLC is a wholly-owned subsidiary of the Holding Company. Substantially all of the issued and outstanding equity interests of the Holding Company are owned by our Equity Sponsors and certain members of our Board and management. The Holding Company’s outstanding equity interests are comprised of two classes of units that are designated as class A units and profit units. The Equity Sponsors own, in the aggregate, approximately 99% of the class A units of the Holding Company, with substantially all of the remaining class A units owned by current and former members of management. Substantially all of the profit units of the Holding Company are owned by current and former members of management. After the equity contributions made by the holders of class A units have been repaid in full and certain time and performance hurdles have been met, remaining distributions are allocated according to a profit sharing waterfall. See Note (2) to the table below for more detail.

As of March 30, 2012, the authorized equity capitalization of the Holding Company consisted of class A units and profit units. Profit units are non-voting equity interests in the Holding Company. The following table sets forth information with respect to the beneficial ownership of the class A units and profit units as of March 30, 2012 based upon currently available information by: (i) each person who is known by us to beneficially own 5% or more of the outstanding class A units or profit units of the Holding Company; (ii) each of the directors of the Holding Company; (iii) each of the executive officers of UMG; and (iv) all of the directors of the Holding Company and the executive officers of UMG as a group. Beneficial ownership is determined in accordance with the rules and regulations of the SEC.*

Name and Address of Beneficial Owner(1)	Class A Units(2)	Profit Units(2)(3)	Aggregate Percentage of Residual Equity Participation Rights(2)(3)
Greenstreet Equity Partners, L.L.C.(4)	33,006	0	29.3%
c/o Greenstreet Equity Partners
2601 South Bayshore Drive, Suite 900
Coconut Grove, FL 33133

JCP United Maritime Holding LLC(5)	33,006	0	29.3%
c/o Jefferies Capital Partners
520 Madison Avenue
New York, NY 10022

AMCIC Maritime AIV, LLC(6)	23,676	0	21.0%
c/o AMCI Capital
475 Steamboat Road
Greenwich, CT 06830

First Reserve Fund XI, L.P.(7)	9,330	0	8.3%
c/o First Reserve Corporation
One Lafayette Place
Greenwich, CT 06830

Name and Address of Beneficial Owner(1)	Class A Units(2)	Profit Units(2)(3)	Aggregate Percentage of Residual Equity Participation Rights(2)(3)

Directors

Steven Green(8)	0	0	0

Jeffrey Safchik(8)	0	0	0

John Breaux	0	0	0

Gary DiElsi(9)	0	0	0

Brian Beem(10)	0	0	0

Kevin Kilcullen(11)	0	0	0

James Luikart(11)	0	0	0

Greggory Mendenhall(12)	0	549	0.5%

Executive Officers(13)

John Binion	289	2,038	1.8%

Jason Grant (14)	173	2,250	2.0%

Walter Bromfield	231	758	0.7%

Cliff Johnson	116	1,071	0.9%

Robin Hastings	116	892	0.8%

Richard Barnes	0	350	0.3%

David Bradford	0	1,000	0.9%

Neil McManus	58	892	0.8%

All directors and executive officers as a group(13)	1,473	12,338	12.2%

*	Pursuant to the operating agreement of the Holding Company (the “Operating Agreement”), the members of the Holding Company have, among other things, agreed to take all action within their respective power, including the voting of all units owned thereby, to cause the Board of Directors of the Holding Company to be comprised of: (a) three directors designated by Greenstreet Equity Partners, LLC. for so long as it owns at least 24,754 class A units, (b) three directors designated by JCP United Maritime Holdings LLC for so long as it owns at least 24,754 class A units, (c) two directors designated by First Reserve Corporation for so long as it owns at least 6,997 class A units, (d) one director designated by an affiliate of AMCIC Maritime AIV, LLC for so long as it owns at least 17,757 class A units, (e) the Chief Executive Officer, if he is not already serving on the Board of Directors, and (f) one independent director selected by the other members of the Board of Directors. If any of holder of class A units named above loses the right to designate one or more directors, the remaining directors may either reduce the size of the Board of Directors, or the vacancy may be filled by a vote of the majority of the holders of the outstanding class A units.
(1)	Unless otherwise indicated, the address of each listed person is c/o United Maritime Group, LLC, 601 South Harbour Island Boulevard, Tampa, Florida 33602.
(2)	Pursuant to the Operating Agreement, distributions that are made in respect of the equity interests of the Holding Company are generally made in the following order of priority: (i) first, distributions are made on a pro rata basis to the holders of class A units (based on the aggregate capital contributions made by each such holder) until such holders have received aggregate distributions in respect of such class A units equal to the aggregate capital contributions made by such holders in respect of such class A units; (ii) second, remaining distributions are made on a pro rata basis to the holders of class A units and profit units that have positive “book-up amounts” within the meaning of the Operating Agreement (based on the aggregate “book-up amounts” of each such holder); and (iii) third, remaining distributions are made on a pro rata basis to the holders of class A units and profits units (based on the number of class A units and profit units held by each such holder). Holders of profit units are generally only entitled to receive distributions in respect of vested profit units. Any amounts which otherwise would have been paid to a holder of unvested profit units are required to be set aside and subsequently paid to such holder if and when such profit units vest, subject to the terms set forth in the Operating Agreement. The column entitled “Aggregate Percentage of Residual Equity Participation Rights” represents the relative percentage ownership of the specified holder in respect of distributions made pro rata to the holders of class A units and profit units as described in clause (iii) immediately above, and includes in the case of profit units both vested and unvested units held by the specified holder. In addition to the outstanding class A units and profit units, the Company has a contractual arrangement with Jason Grant pursuant to which he was awarded a phantom interest representing a notional right in 1,300 class A units. The phantom interest is unvested and will vest only upon the consummation of a change in control or initial public offering of the Holding Company’s common equity. Upon such change in control or initial public offering, the phantom interest will settle in cash or class A units, as determined by the Holding Company’s Board of Directors, except that settlement of the phantom interest is limited by applicable legal restrictions on ownership in the Holding Company by non-US citizens.
(3)	Represents total number of profit units held by the applicable holder, whether vested or unvested, as of March 30, 2012. Generally, one-half of the profit units are subject to time based vesting over a period of four or five years commencing from the date of grant, and one-half of the profit units are subject to performance based vesting measured upon the occurrence of a change of control of the Holding Company.

(4)	Greenstreet Management Partners, LLC is the Managing Member of Greenstreet Equity Partners, LLC. Greenstreet Management Inc. owns 100% of Greenstreet Management Partners, LLC. Steven Green is the sole owner of Greenstreet Management Inc. Jeffrey Safchik is the President of Greenstreet Management Inc. Through their respective ownership or position with Greenstreet Management Inc., Messrs. Green and Safchik may be deemed to have the authority to control investment decisions of Greenstreet Equity Partners, LLC. Messrs. Green and Safchik each disclaims beneficial ownership of the class A units owned by Greenstreet Equity Partners, LLC.
(5)	Jefferies Capital Partners IV LLC (“JCP IV”) is the Manager of Jefferies Capital Partners IV L.P., Jefferies Employee Partners LLC and JCP Partners IV LLC (collectively known as “Fund IV”). Fund IV owns 100% of JCP United Maritime Holding LLC. Through James L. Luikart’s position as a Managing Member of JCP IV, he has the authority to control all investment decisions of Fund IV. Mr. Luikart shares his investment authority with Brian P. Friedman, the other Managing Member of JCP IV. Each of Mr. Luikart and Mr. Friedman disclaims beneficial ownership of the class A units owned by JCP United Maritime Holding LLC.
(6)	Decisions with respect to voting matters at AMCIC Maritime AIV, LLC are made by the Board of Representatives, which is comprised of Hans J. Mende and Alex Krueger. Each of Mr. Mende and Mr. Krueger disclaims beneficial ownership of the class A units owned by AMCIC Maritime AIV, LLC.
(7)	FRC Founders is the advisor to First Reserve Fund XI, L.P. Decisions with respect to voting and investments are made by William E. Macaulay, Timothy H. Day, Alex T. Krueger, and Mark A. McComiskey, who are members of the Investment Committee of FRC Founders Corporation. All are Managing Directors of FRC Founders Corporation and all disclaim beneficial ownership of any class A units owned by First Reserve Fund XI, L.P.
(8)	Steven Green is the sole owner of Greenstreet Management Inc. which owns 100% of Greenstreet Management Partners, LLC, which is the Managing Member of Greenstreet Equity Partners, LLC. Jeffrey Safchik is the President of Greenstreet Management Inc. which owns 100% of Greenstreet Management Partners, LLC, which is the Managing Member of Greenstreet Equity Partners, LLC. Each of Mr. Green and Mr. Safchik disclaims beneficial ownership of the class A units owned by Greenstreet Equity Partners, LLC. The address of Mr. Green and Mr. Safchik is c/o Greenstreet Equity Partners, 2601 South Bayshore Drive, Suite 900, Coconut Grove, FL 33133.
(9)	Mr. DiElsi is Project Manager for First Reserve Corporation. Mr. DiElsi disclaims beneficial ownership of any class A units owned by First Reserve Fund XI, L.P. The address of Mr. DiElsi is c/o First Reserve Corporation, One Lafayette Place, Greenwich, CT 06830.
(10)	Mr. Beem is a Director at AMCI Management (Cayman) Ltd. Mr. Beem disclaims beneficial ownership of any class A units owned by AMCIC Maritime AIV, LLC. The address of Mr. Beem is c/o AMCI Capital, 475 Steamboat Road, Greenwich, CT 06830.
(11)	Mr. Kilcullen is a Senior Vice President of Jefferies Capital Partners. Mr. Luikart is an Executive Vice President of Jefferies Capital Partners. Each of Mr. Kilcullen and Mr. Luikart disclaims beneficial ownership of the class A units owned by JCP United Maritime Holding LLC. The address of Mr. Kilcullen and Mr. Luikart is c/o Jefferies Capital Partners, 520 Madison Avenue, New York, NY 10022.
(12)	Represents profit units that may be deemed to be beneficially owned by Zephyr Acquisitions, LLC, an investment vehicle controlled by Mr. Mendenhall. Mr. Mendenhall disclaims beneficial ownership of all profit units that may be deemed to be beneficially owned by Zephyr Acquisitions, LLC. Mr. Mendenhall’s address is 30 Rockefeller Plaza, 24th Floor, New York, NY 10112.
(13)	Includes the aggregate number of class A units or profit units, as applicable, that may be deemed to be beneficially owned by the directors of the Holding Company and the executive officers of UMG as a group.
(14)	In addition to the class A units and profit units identified in the table above, the Company has a contractual arrangement with Jason Grant pursuant to which he was awarded a phantom interest representing a notional right in 1,300 class A units. The phantom interest is unvested and will vest only upon the consummation of a change in control or initial public offering of the Holding Company’s common equity. Upon such change in control or initial public offering, the phantom interest will settle in cash or class A units, as determined by the Holding Company’s Board of Directors, except that settlement of the phantom interest is limited by applicable legal restrictions on ownership in the Holding Company by non-US citizens.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY

COMPENSATION PLANS

The securities outstanding under our equity compensation plans and the number of securities remaining available for issuance under our equity compensation plans as of December 31, 20011 were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	0		0		0
Equity compensation plans not approved by security holders	12,338	(1)	$0	(2)	3,689	(3)

Total	12,338	(1)	$0	(2)	3,689	(3)

(1)	Represents the total number of profit units, whether vested or unvested, as of March 30, 2012. Generally, one-half of the profit units are subject to time-based vesting over a period of four or five years commencing from the date of grant, and one-half of the profit units are subject to performance-based vesting measured upon the occurrence of a change of control of the Holding Company.
(2)	The profit units are subject to a profit sharing waterfall described more fully in Note 2 to the Beneficial Ownership Table above. If the profit units receive a distribution in the event of that waterfall, there is no related exercise price associated with that distribution.
(3)	These represent previously granted profit units that have subsequently been forfeited as a result of the grantees no longer being employed by the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Limited Liability Agreement of the Holding Company

GS Maritime Holding LLC (the “Holding Company”) is a Delaware limited liability company and the ultimate parent of United Maritime Group, LLC. Pursuant to the limited liability company agreement of the Holding Company (the “Operating Agreement”), the members of the Holding Company have, among other things, agreed to take all action within their respective power, including the voting of all units owned thereby, to cause the Board of Directors of the Holding Company to be comprised of: (a) three directors designated by Greenstreet Equity Partners, L.L.C. for so long as it owns at least 24,754 class A units, (b) three directors designated by JCP United Maritime Holdings LLC for so long as it owns at least 24,754.5 class A units, (c) two directors designated by First Reserve Corporation for so long as it owns at least 24,754.5 class A units, (d) one director designated by an affiliate of AMCIC Maritime AIV, LLC for so long as it owns at least 17,757 class A Units, (e) the Chief Executive Officer if he is not already serving on the Board of Directors, and (f) one independent director selected by the other members of the Board of Directors. If any holder of class A units named above loses the right to designate one or more directors, the remaining directors may either reduce the size of the Board of Directors, or the vacancy may be filled by a vote of the majority of the holders of the outstanding class A units.

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

Financial Services Agreement

In connection with the Acquisition, we entered into a financial consulting and management services agreement (the “Financial Services Agreement”) with our Equity Sponsors. Principals of each of the Equity Sponsors serve on our Board of Directors. Pursuant to this agreement, we are required to pay the Equity Sponsors a quarterly fee of $375,000. At the time of the Acquisition, we paid a one-time $4 million fee to Greenstreet. In addition, we reimburse up to $25,000 of each of the Equity Sponsor’s annual expenses.

The term of the Financial Services Agreement continues until the earliest of: (i) the date on which the Equity Sponsors own less than 20% of the outstanding units of the Holding Company, (ii) consummation of an initial public offering of the company and (iii) the sale of the Holding Company. We also agreed to indemnify the Equity Sponsors and their respective officers, directors, employees, agents and affiliates for potential losses, including services performed under this agreement. For the year ended December 31, 2011, we paid $1.5 million under the Financial Services Agreement.

Breaux Lott Leadership Group Working Agreement

One of our directors, Senator Breaux, is also the co-founder and partner of The Breaux Lott Leadership Group, which provides us with consulting and lobbying services pursuant to a month-to-month working agreement (the “Breaux-Lott Agreement”). In the year ended December 31, 2011, we paid $0.4 million under the Breaux-Lott Agreement.

Ion Carbon Agreement

Ion Carbon & Minerals, LLC (“Ion Carbon”) is an affiliated company of AMCIC Maritime AIV, LLC, an affiliate of AMCI, one of our Equity Sponsors. One of our directors, Brian Beem, is a Director of AMCI Management (Cayman) Ltd., an affiliate of AMCI. We have a contract with Ion Carbon providing for marine transportation, storage of coal and petcoke, and the sale of scrap material. UBT is party to a one-year agreement with Ion Carbon to unload and to provide up to 400,000 net tons of storage space for coal and petcoke in two storage areas at the terminal. In the opinion of management, the contract was negotiated at arms’ length and is provided at fair and reasonable prices.

In the year ended December 31, 2011, UBT generated $3.0 million in revenues from its contract with Ion Carbon, which represented 5% of UBT’s total revenues; UBL generated $5.7 million in revenues from its contract with Ion Carbon, which represented 4% of UBL’s total revenues.

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

Director Independence

Our independent director, Greggory B. Mendenhall, is an attorney at Sheppard Mullin Richter & Hampton LLP (“Sheppard Mullin”), our counsel with respect to government relations and maritime law. In the year ended December 31, 2011, we paid approximately $0.4 million to Sheppard Mullin.

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

Additional information regarding related party transactions can be found in Note 9 of the Consolidated Financial Statements in this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ernst & Young LLP has served as the independent registered public accounting firm for the Company since 2008 and has provided services over the three-year period ended December 31, 2011. The Board of Directors has pre-approved all audit and non-audit services provided by Ernst & Young LLP. Ernst & Young LLP’s fees for the years ended December 31, 2011 and December 31, 2010 were $400,000 and $460,720 respectively. All foregoing fees are audit fees which consisted of work performed for the audit of financial statements.

Pre-approval Policies

The Audit Committee must pre-approve any audit or any permissible non-audit services to be provided by the independent registered public accounting firm. The Audit Committee has established pre-approval policies and procedures. Permissible non-audit services are services allowed under SEC regulations. The Audit Committee may pre-approve certain specific categories of permissible non-audit services up to an annual budgeted dollar limit. If any permissible non-audit services do not fall within a pre-approved category or exceed the approved fees or budgeted amount, the services and the additional fees have to be pre-approved by the Audit Committee on a project-by-project basis. No required pre-approvals were waived or approved after the services commenced. The Audit Committee approved 100% of the audit-related fees for 2011.

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

Exhibits and Financial Statement Schedules

(a) (b) (c) (d) (e) Exhibits

Exhibit No.	Description

3.1	Certificate of Conversion of United Maritime Group, LLC.(a)

3.2	Articles of Organization of United Maritime Group, LLC.(a)

3.3	Certificate of Incorporation of United Maritime Group Finance Corp.(a)

3.4	Bylaws of United Maritime Group Finance Corp.(a)

4.1	Indenture, by and among United Maritime Group, LLC and United Maritime Group Finance Corp, as Issuers, certain of their subsidiaries and affiliates, as Guarantors, and Wells Fargo Bank, National Association, as Trustee and as Collateral agent, dated December 22, 2009.(a)

4.2	Form of 11 3/4% Senior Secured Note due 2015.(a)

4.3	Registration Rights Agreement, by and among United Maritime Group, LLC and United Maritime Finance Corp, as Co-Issuers, certain of their subsidiaries and affiliates, as Subsidiary Guarantors, and Jefferies & Company, Inc., Banc of America Securities LLC and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers, dated December 22, 2009.(a)

10.1	Loan and Security Agreement, dated as of the December 22, 2009, by and among Bank of America, National Association as administrative agent, co-collateral agent and security trustee, and the other lenders thereunder, the Borrowers, Banc of America Securities LLC, Wells Fargo Foothill, LLC and Jefferies Finance LLC, as joint lead arrangers and book managers and Wells Fargo Foothill, LLC, as co-collateral agent.(a)

10.2	Amendment No. 1 to Loan and Security Agreement, dated as of February 11, 2010, by and among Bank of America, National Association as administrative agent, co-collateral agent and security trustee, and the other lenders thereunder, the Borrowers, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and Jefferies Finance LLC, as joint lead arrangers and book managers and Wells Fargo Capital Finance, LLC, as co-collateral agent.(a)

10.3	Intercreditor Agreement, by and among Bank of America, N.A., in its capacity as Administrative Agent, Collateral Agent, and Security Trustee, and Wells Fargo Bank, National Association, in its capacity as Trustee, Collateral Agent and Security Trustee, and GS Maritime Intermediate Holding, LLC, United Maritime Group, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, U.S. United Bulk Terminal, LLC, U.S. United Inland Services, LLC, UMG Towing, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, Tina Litrico, LLC, Mary Ann Hudson, LLC, Sheila McDevitt, LLC, Marie Flood, LLC and United Maritime Group Finance Corp., dated December 22, 2009.(a)

10.4	General Security Agreement, by and among United Maritime Group, LLC, United Maritime Group Finance Corp., U.S. United Bulk Terminal, LLC, U.S. Ocean Services, LLC, UMG Towing, LLC, U.S. United Barge Line, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, U.S. United Inland Services, LLC, Marie Flood, LLC, Sheila McDevitt, LLC, Mary Ann Hudson, LLC, Tina Litrico, LLC, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent and Security Trustee, dated December 22, 2009.(a)

10.5	Pledge Agreement, by and among United Maritime Group, LLC, U.S. Barge Line, LLC, U.S. United Ocean Services, LLC, as Pledgors and Wells Fargo Bank, National Association, as Pledgee, dated December 22, 2009.(a)

10.6	Employment Agreement by and among TECO Transportation Corporation and Sal Litrico, dated October 29, 2007.(a)

10.7	Employment Agreement by and among United Maritime Group, LLC and Walter Bromfield, dated July 24, 2008.(a)

10.8	Employment Agreement by and among TECO Transportation Corporation and Timothy Bresnahan, dated October 29, 2007.(a)

10.9	Employment Agreement by and among TECO Transportation Corporation and Neil McManus, dated October 29, 2007.(a)

10.10	Employment Agreement by and among TECO Transportation Corporation and Clifford Johnson, dated October 29, 2007.(a)

10.11	Tampa Electric Company Contract, by and among Tampa Electric Company and United Maritime Group, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, dated July 21, 2008.(a)

10.12	Mosaic Corporation Contract, by and among Mosaic Fertilizer, LLC and TECO Ocean Shipping Company, dated October 12, 2007.(a)

10.13	U.S. United Bulk Terminal, LLC Lease #1 (Davant, Louisiana) (646 Acres), by and among Chalin O. Perez and Electro-Coal Transfer Corporation, dated January 1, 1979.(a)

10.14	U.S. United Bulk Terminal, LLC Lease #2 (Davant, Louisiana) (107 Acres), by and among Clara Lopez D’Aquilla, Beverly Lopez, Helen Lopez Languirand and John M. Lopez (“Lessor”) and Electro-Coal Transfer Corporation, dated February 3, 1997.(a)

10.15	Employment Agreement by and among United Maritime Group, LLC and Jason Grant, dated July 26, 2010. (b)

10.16	Separation Agreement by and among United Maritime Group, LLC and Sal Litrico dated, October 4, 2010. (c)

10.17	Separation Agreement by and among United Maritime Group, LLC and Timothy Bresnahan, dated October 1, 2010. (c)

10.18	Form of Employee Agreement Amendment dated November 12, 2010. (c)

10.19	Employment Agreement by and among United Maritime Group, LLC and John Binion, dated March 19, 2010.(e)

10.20	Profit Unit Agreement by and among United Maritime Group, LLC and John Binion dated, March 19, 2010.(e)

10.21	Joinder Agreement by and among United Maritime Group, LLC and John Binion dated, March 19, 2010.(e)

10.22	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Neil McManus, dated December 9, 2010. (d)

10.23	United Maritime Group, LLC 2011 Executive Incentive Plan.(e)

10.24	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and David Bradford, dated July 9, 2011. (f)

10.25	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Richard Barnes, dated July 9, 2011. (f)

10.26	Separation Agreement by and among United Maritime Group, LLC and Walt Bromfield, dated Janaury 13, 2012. (g)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (e)

21	Subsidiaries of United Maritime Group, LLC.(a)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

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

(a)	Incorporated by reference to United Maritime Group, LLC’s and United Maritime Group Finance Corp.’s From S-4 filed with the SEC on March 31, 2010 — (No. 333-165796).
(b)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on August 16, 2010 — (No. 333-165796).
(c)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on November 12, 2010 — (No. 333-165796).
(d)	Incorporated by reference to United Maritime Group, LLC’s Form 8-K filed with the SEC on December 9, 2010 — (No. 333-165796).
(e)	Incorporated by reference to United Maritime Group, LLC’s Form 10-K filed with the SEC on March 30, 2011 — (No. 333-165796).
(f)	Incorporated by reference to United Maritime Group, LLC’s Form 8-K filed with the SEC on September 6, 2011 — (No. 333-165796).
(g)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on November 14, 2011 — (No. 333-165796).
(h)	Incorporated by reference to United Maritime Group, LLC’s Form 8-K filed with the SEC on January 13, 2012 — (No. 333-165796).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, United Maritime Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MARITIME GROUP, LLC

By:	/s/ Steven Green
Steven Green
Chief Executive Officer (duly authorized signatory and principal executive officer of the Company)

UNITED MARITIME GROUP, LLC

By:	/s/ Jason Grant
Jason Grant
Chief Financial Officer (duly authorized signatory, principal financial officer of the Company)

UNITED MARITIME GROUP, LLC

By:	/s/ David Bradford
David Bradford
Vice President Finance (duly authorized signatory, principal accounting officer of the Company)

Date: March 30, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of United Maritime Group, LLC in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Green	Chief Executive Officer, United Maritime Group, LLC	March 30, 2012
Steven Green

/s/ Jason Grant	Chief Financial Officer, United Maritime Group, LLC	March 30, 2012
Jason Grant

/s/ David Bradford	Vice President, Finance and Principal Accounting Officer	March 30, 2012
David Bradford

/s/ Steven Green	Director, GS Maritime Holding LLC	March 30, 2012
Steven Green

/s/ Brian Beem	Director, GS Maritime Holding LLC	March 30, 2012
Brian Beem

/s/ John Breaux	Director, GS Maritime Holding LLC	March 30, 2012
John Breaux

/s/ Gary DiElsi	Director, GS Maritime Holding LLC	March 30, 2012
Gary DiElsi

/s/ Kevin Kilcullen	Director, GS Maritime Holding LLC	March 30, 2012
Kevin Kilcullen

/s/ James Luikart	Director, GS Maritime Holding LLC	March 30, 2012
James Luikart

/s/ Greggory Mendenhall	Director, GS Maritime Holding LLC	March 30, 2012
Greggory Mendenhall

/s/ Jeffrey Safchik	Director, GS Maritime Holding LLC	March 30, 2012
Jeffrey Safchik

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders of United Maritime Group, LLC.