Form 10-K/A
period 2011-12-31
United Maritime Group, LLC
filed 2012-04-23
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of United Maritime Group, LLC (the “Company”) filed with the Securities and Exchange Commission on March 30, 2012 (the “Form 10-K”) is to update Exhibit 101 to the Form 10-K. The version of Exhibit 101 originally furnished with the Form 10-K was incorrect due to a filing error by the Company’s financial printer.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K (other than Exhibit 101).

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

Exhibits and Financial Statement Schedules

(a) (b) (c) (d) (e) Exhibits

Exhibit No.	Description

3.1	Certificate of Conversion of United Maritime Group, LLC.(a)

3.2	Articles of Organization of United Maritime Group, LLC.(a)

3.3	Certificate of Incorporation of United Maritime Group Finance Corp.(a)

3.4	Bylaws of United Maritime Group Finance Corp.(a)

4.1	Indenture, by and among United Maritime Group, LLC and United Maritime Group Finance Corp, as Issuers, certain of their subsidiaries and affiliates, as Guarantors, and Wells Fargo Bank, National Association, as Trustee and as Collateral agent, dated December 22, 2009.(a)

4.2	Form of 11 3/4% Senior Secured Note due 2015.(a)

4.3	Registration Rights Agreement, by and among United Maritime Group, LLC and United Maritime Finance Corp, as Co-Issuers, certain of their subsidiaries and affiliates, as Subsidiary Guarantors, and Jefferies & Company, Inc., Banc of America Securities LLC and Wells Fargo Securities, LLC as Representatives of the Initial Purchasers, dated December 22, 2009.(a)

10.1	Loan and Security Agreement, dated as of the December 22, 2009, by and among Bank of America, National Association as administrative agent, co-collateral agent and security trustee, and the other lenders thereunder, the Borrowers, Banc of America Securities LLC, Wells Fargo Foothill, LLC and Jefferies Finance LLC, as joint lead arrangers and book managers and Wells Fargo Foothill, LLC, as co-collateral agent.(a)

10.2	Amendment No. 1 to Loan and Security Agreement, dated as of February 11, 2010, by and among Bank of America, National Association as administrative agent, co-collateral agent and security trustee, and the other lenders thereunder, the Borrowers, Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and Jefferies Finance LLC, as joint lead arrangers and book managers and Wells Fargo Capital Finance, LLC, as co-collateral agent.(a)

10.3	Intercreditor Agreement, by and among Bank of America, N.A., in its capacity as Administrative Agent, Collateral Agent, and Security Trustee, and Wells Fargo Bank, National Association, in its capacity as Trustee, Collateral Agent and Security Trustee, and GS Maritime Intermediate Holding, LLC, United Maritime Group, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, U.S. United Bulk Terminal, LLC, U.S. United Inland Services, LLC, UMG Towing, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, Tina Litrico, LLC, Mary Ann Hudson, LLC, Sheila McDevitt, LLC, Marie Flood, LLC and United Maritime Group Finance Corp., dated December 22, 2009.(a)

10.4	General Security Agreement, by and among United Maritime Group, LLC, United Maritime Group Finance Corp., U.S. United Bulk Terminal, LLC, U.S. Ocean Services, LLC, UMG Towing, LLC, U.S. United Barge Line, LLC, U.S. United Bulk Logistics, LLC, U.S. United Ocean Holding, LLC, U.S. United Ocean Holding II, LLC, U.S. United Inland Services, LLC, Marie Flood, LLC, Sheila McDevitt, LLC, Mary Ann Hudson, LLC, Tina Litrico, LLC, as Grantors, and Wells Fargo Bank, National Association, as Collateral Agent and Security Trustee, dated December 22, 2009.(a)

10.5	Pledge Agreement, by and among United Maritime Group, LLC, U.S. Barge Line, LLC, U.S. United Ocean Services, LLC, as Pledgors and Wells Fargo Bank, National Association, as Pledgee, dated December 22, 2009.(a)

10.6	Employment Agreement by and among TECO Transportation Corporation and Sal Litrico, dated October 29, 2007.(a)

10.7	Employment Agreement by and among United Maritime Group, LLC and Walter Bromfield, dated July 24, 2008.(a)

10.8	Employment Agreement by and among TECO Transportation Corporation and Timothy Bresnahan, dated October 29, 2007.(a)

10.9	Employment Agreement by and among TECO Transportation Corporation and Neil McManus, dated October 29, 2007.(a)

10.10	Employment Agreement by and among TECO Transportation Corporation and Clifford Johnson, dated October 29, 2007.(a)

10.11	Tampa Electric Company Contract, by and among Tampa Electric Company and United Maritime Group, LLC, U.S. United Barge Line, LLC, U.S. United Ocean Services, LLC, dated July 21, 2008.(a)

10.12	Mosaic Corporation Contract, by and among Mosaic Fertilizer, LLC and TECO Ocean Shipping Company, dated October 12, 2007.(a)

10.13	U.S. United Bulk Terminal, LLC Lease #1 (Davant, Louisiana) (646 Acres), by and among Chalin O. Perez and Electro-Coal Transfer Corporation, dated January 1, 1979.(a)

10.14	U.S. United Bulk Terminal, LLC Lease #2 (Davant, Louisiana) (107 Acres), by and among Clara Lopez D’Aquilla, Beverly Lopez, Helen Lopez Languirand and John M. Lopez (“Lessor”) and Electro-Coal Transfer Corporation, dated February 3, 1997.(a)

10.15	Employment Agreement by and among United Maritime Group, LLC and Jason Grant, dated July 26, 2010. (b)

10.16	Separation Agreement by and among United Maritime Group, LLC and Sal Litrico dated, October 4, 2010. (c)

10.17	Separation Agreement by and among United Maritime Group, LLC and Timothy Bresnahan, dated October 1, 2010. (c)

10.18	Form of Employee Agreement Amendment dated November 12, 2010. (c)

10.19	Employment Agreement by and among United Maritime Group, LLC and John Binion, dated March 19, 2010.(e)

10.20	Profit Unit Agreement by and among United Maritime Group, LLC and John Binion dated, March 19, 2010.(e)

10.21	Joinder Agreement by and among United Maritime Group, LLC and John Binion dated, March 19, 2010.(e)

10.22	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Neil McManus, dated December 9, 2010. (d)

10.23	United Maritime Group, LLC 2011 Executive Incentive Plan.(e)

10.24	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and David Bradford, dated July 9, 2011. (f)

10.25	Non-Interference and Severance Agreement by and among United Maritime Group, LLC and Richard Barnes, dated July 9, 2011. (f)

10.26	Separation Agreement by and among United Maritime Group, LLC and Walt Bromfield, dated Janaury 13, 2012. (g)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges. (e)

21	Subsidiaries of United Maritime Group, LLC.(a)

31.1	Certificate of the Principal Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certificate of the Principal Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

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

(2)	Previously filed.
(3)	Previously furnished.
(a)	Incorporated by reference to United Maritime Group, LLC’s and United Maritime Group Finance Corp.’s From S-4 filed with the SEC on March 31, 2010 — (No. 333-165796).
(b)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on August 16, 2010 — (No. 333-165796).
(c)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on November 12, 2010 — (No. 333-165796).
(d)	Incorporated by reference to United Maritime Group, LLC’s Form 8-K filed with the SEC on December 9, 2010 — (No. 333-165796).
(e)	Incorporated by reference to United Maritime Group, LLC’s Form 10-K filed with the SEC on March 30, 2011 — (No. 333-165796).
(f)	Incorporated by reference to United Maritime Group, LLC’s Form 8-K filed with the SEC on September 6, 2011 — (No. 333-165796).
(g)	Incorporated by reference to United Maritime Group, LLC’s Form 10-Q filed with the SEC on November 14, 2011 — (No. 333-165796).
(h)	Incorporated by reference to United Maritime Group, LLC’s Form 8-K filed with the SEC on January 13, 2012 — (No. 333-165796).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, United Maritime Group, LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED MARITIME GROUP, LLC

By:	/s/ David Bradford
David Bradford
Vice President Finance (duly authorized signatory, principal accounting officer of the Company)

Date: April 23, 2012