Form 10-Q
period 2012-03-31
United Maritime Group, LLC
filed 2012-05-14
CIK 1487447

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands)

	Three-months Ended March 31,
	2012	2011
	(Unaudited)
Operating revenue	$78,543	$76,353

Operating expenses
Operating expenses	26,187	30,526
Fuel, lube & power	20,096	18,732
Maintenance and repairs	3,856	4,408
Administrative and general	8,130	8,867
Depreciation and amortization	8,684	10,640
Amortization of intangible assets	523	659
Asset retirement obligation accretion expense	63	52
Gain on sale of assets	(36)	(2,175)

Total operating expenses	67,503	71,709

Operating income	11,040	4,644
Interest charges:
Interest expense	5,587	6,310
Amortization of deferred financing costs	525	549

Net income (loss)	$4,928	$(2,215)

Other comprehensive income
Change in net unrealized gain on cash flow hedges	1,270	2,216

Comprehensive income	$6,198	$1

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,134	$434
Accounts receivable, net of allowance for doubtful accounts of $493 and $403, respectively	30,014	33,939
Materials and supplies	18,954	17,418
Prepaid expenses and other current assets	5,761	3,155

Total current assets	55,863	54,946

Property and equipment	424,484	425,306
Accumulated depreciation	(144,580)	(137,256)

Property and equipment, net	279,904	288,050

Other assets:
Deferred financing costs, net of amortization of $5,564 and $5,039, respectively	5,184	5,709
Intangible assets, net of amortization of $12,399 and $11,819, respectively	17,762	18,342
Deferred major maintenance, net	8,666	9,053

Total assets	$367,379	$376,100

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$14,385	$12,949
Accrued expenses	13,570	11,064
Deferred revenue and other current liabilities	3,875	3,854

Total current liabilities	31,830	27,867

Asset retirement obligation	3,196	3,133
Other liabilities	4,737	7,823
Intangible liabilities, net of amortization of $1,006 and $949, respectively	6,725	6,782
Long-term debt	199,025	215,026
Member’s equity	121,866	115,469

Total liabilities and member’s equity	$367,379	$376,100

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three-months Ended March 31,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$4,928	$(2,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion expense	63	52
Equity based compensation	199	129
Allowance for doubtful accounts	90	0
Amortization of debt issuance costs	525	549
Depreciation and amortization	8,684	10,640
Gain on sale of assets	(36)	(2,175)
Amortization of intangible assets, net	523	659
Changes in operating assets and liabilities:
Accounts receivable	3,837	(363)
Prepaid expenses and other assets	(3,578)	(8,146)
Deferred major maintenance	(790)	233
Accounts payable, accrued expenses and other liabilities	1,395	8,401

Net cash provided by operating activities	15,840	7,764

Investing activities
Purchase of property and equipment, net	(1,225)	(1,977)
Proceeds from sale of property and equipment	2,086	4,151

Net cash provided by investing activities	861	2,174

Financing activities
Payments on debt	(27,001)	(19,003)
Borrowings under revolving line of credit facility	11,000	2,003
Debt issuance costs, net	0	(21)

Net cash used in financing activities	(16,001)	(17,021)

Net change in cash	700	(7,083)
Cash and cash equivalents, at beginning of period	434	7,481

Cash and cash equivalents, at end of period	$1,134	$398

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$723	$1,297

The accompanying notes are an integral part of these consolidated financial statements.

United Maritime Group, LLC and Subsidiaries

Consolidated Statement of Changes in Member’s Equity

(Dollars in thousands, except unit amounts)

(Unaudited)

	Membership Units		Additional Paid-in	Accumulated Other Comprehensive	Retained	Total Member’s
	Shares	Amount	Capital	Gain	Earnings	Equity
Balance at December 31, 2011	100	$173,000	$4,291	$489	$(62,311)	$115,469

Net income	0	0	0	0	4,928	4,928
Change in fair value of derivative	0	0	0	1,270	0	1,270
Stock-based compensation	0	0	199	0	0	199

Balance at March 31, 2012	100	$173,000	$4,490	$1,759	$(57,383)	$121,866

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

Nature of Business and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). Subsequent events have been evaluated through the date the financial statements were filed with the Securities and Exchange Commission and have included those items deemed to be reportable in Note 15 (Subsequent Events).

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

On April 18, 2012, the Company entered into a Membership Interest Purchase Agreement with GS Maritime Holding LLC, U.S. United Barge Line and Ingram Barge Company in respect of the sale of U.S. United Barge Line, LLC for an aggregate purchase price of approximately $222 million in cash (see Note 15 – Subsequent Events for more details).

On May 10, 2012, the Company entered into a Membership Interest Purchase Agreement with Bulk Handling USA, Inc. in respect of the sale of U.S. United Bulk Terminal, LLC for an aggregate purchase price of approximately $215 million in cash (see Note 15 – Subsequent Events for more details).

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable primarily consist of amounts due from customers associated with the transportation, transfer, storage of product and amounts due from counterparties associated with fuel derivative instruments that have settled. The allowance for doubtful accounts represents the estimated losses expected to be incurred on receivables based on age and specific analysis. A summary of the activity in the allowance for doubtful accounts is as follows:

	March 31	December 31
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$403	$486
Additions charged to provision for bad debts	90	55
Accounts receivable written off (net of recoveries)	—	(138)

Balance, end of period	$493	$403

Comprehensive Income (Loss)

Accounting Standards Codification (ASC), Comprehensive Income (ASC 220), established standards for the reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. ASC 220 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has reported other comprehensive gains and losses in its consolidated statements of operations and comprehensive income.

Materials and Supplies

We establish an allowance for excess and obsolete materials and supplies primarily based on historical usage and our estimate of demand over the average remaining useful life of the assets they support. As actual future demand or market conditions vary from projections, adjustments are recorded.

We establish an allowance for excess inventory related to spare parts and use a 5-year period to assess the excess based on historical usage due to:

UOS –	dry-dock/major maintenance cycle consists of two dry-docks, intermediary and a special, every five years

UBL –	dry-dock/major maintenance cycle, though less regulated, which is similar to ocean vessels and primarily driven by engine overhaul intervals

UBT –	engine overhaul/major maintenance cycle which is primarily engine overhauls on Caterpillar D10 tractors which require a certified rebuild every five years, as suggested by the manufacturer

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Additions, replacements and betterments are capitalized; maintenance and repairs are charged to expense as incurred. Items sold or retired are removed from the assets and accumulated depreciation accounts and any resulting gains or losses are properly included in the consolidated statements of operations and comprehensive income. The following table illustrates the components of depreciation and amortization expense (dollars in thousands):

	Quarter Ended March 31,
	2012	2011
Depreciation	7,435	9,158
Amortization- major maintenance	1,249	1,482

Total depreciation and amortization	8,684	10,640

Planned Major Maintenance

We account for major maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is deferred and amortized as a component of depreciation and amortization expense until the next such major maintenance event, generally three years. The Company only includes in deferred major maintenance those direct costs that are incurred as part of maintaining the vessel’s, boat’s or large equipment at the terminal that is required by the Coast Guard, classification society regulations or management’s planned major maintenance program. Direct costs include shipyard costs on vessels and boats, including engine overhauls, the costs of placing the vessel in the shipyard and engine overhauls on large equipment at the terminal. Amortization of deferred maintenance costs was $1.2 million and $1.5 million for the three-months ended March 31, 2012 and 2011, respectively. If deferred maintenance costs were amortized within maintenance and repairs expense in the statement of operations, our maintenance and repairs expense would have been $5.1 million and $5.9 million for the three-months ended March 31, 2012 and 2011, respectively. Expenditures for routine maintenance and repairs, whether incurred as part of the major maintenance or not, are expensed as incurred.

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

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment / ASC 205 Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future undiscounted cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. There were no impairments taken during the three-months ended March 31, 2012 or March 31, 2011.

Derivative Instruments and Hedging Activities

The Company applies the provisions of ASC No. 815, Derivatives and Hedging. These standards require companies to recognize derivatives as either assets and/or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair values of those instruments as either components of other comprehensive income (“OCI”) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or the loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying transaction.

We are exposed to various market risks, including changes in fuel prices. As of March 31, 2012, we have hedges in place for 2.3 million gallons for the remainder of 2012. This amount represents 50% of our estimated 2012 United Barge Line (“UBL”) business segment fuel exposure. The Company entered into derivative contracts during 2010 and 2011 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2013, and settle monthly. As of March 31, 2012 and December 31, 2011, the current asset portion of the hedges was valued at $1.0 million, classified as other current assets. As of March 31, 2012 and December 31, 2011, the Company also recognized less than $0.1 million and $0.5 million as a current liability, respectively. During the three-month periods ended March 31, 2012 and 2011, the Company recognized a reduction in expense of $0.3 million and $0.4 million, respectively. In anticipation of the sale of UBL (see Form 8-K filed on April 19, 2012), the Company executed an early settlement of its 2013 and 2012 hedges, in March and April of 2012, respectively. These settlements resulted in deferred gains of $0.7 million and $0.8 million, respectively, which will be amortized as a reduction of fuel expense over their respective periods.

Fair Value Measurements

ASC 820, Fair Value Measurements, requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which of these assets and liabilities must be grouped based on significant levels of inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1 – Quoted prices for identical assets and liabilities in active markets.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs for the assets or liability.

As of March 31, 2012 and December 31, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis, including fuel hedge agreements. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at their carrying value, which approximates their fair value due to their short maturity.

The following items are measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of March 31, 2012 and December 31, 2011.

	Quoted Prices in	Quoted Prices in	Quoted Prices in	Quoted Prices in
	Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)

Other current assets:
Fuel hedge	$1,032	$0	$1,032	$0

Total	$1,032	$0	$1,032	$0

Other current liabilities:
Fuel hedge	$26	$0	$26	$0

Total	$26	$0	$26	$0

	Quoted Prices in	Quoted Prices in	Quoted Prices in	Quoted Prices in
	Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Other current assets:
Fuel hedge	$1,033	$0	$1,033	$0

Total	$1,033	$0	$1,033	$0

Other current liabilities:
Fuel hedge	$544	$0	$544	$0

Total	$544	$0	$544	$0

The fair value of the Company’s long-term debt was based upon observable inputs other than quoted market prices (Level 2 criteria).

	March 31, 2012
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Senior Secured Notes	$165,025	$172,000	$0	$172,000	$0
Asset Based Loan	34,000	34,000	0	34,000	0

Total	$199,025	$206,000	$0	$206,000	$0

	December 31, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Senior Secured Notes	$165,025	$171,000	$0	$171,000	$0
Asset Based Loan	50,000	50,000	0	50,000	0

Total	$215,025	$221,000	$0	$221,000	$0

During the three-months ended March 31, 2012 and 2011, respectively, there were no assets that required an adjustment to their carrying values since no impairment indicators were present.

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

The Company recognized accretion expense associated with asset retirement obligations for each of the three-month periods ended March 31, 2012 and 2011 of $0.1 million. During these periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations was necessary.

Deferred Financing Costs

In December, 2009, the Company incurred $10.3 million in financing costs in connection with the issuance of $200 million of senior secured notes due June 15, 2015 (the “Senior Secured Notes”) and the entry into a new asset based loan facility (the “ABL”). Such financing costs were deferred and are classified as deferred financing costs at March 31, 2012 and December 31, 2011. For each of the three-month periods ended March 31, 2012 and 2011, the Company amortized $0.5 million of these costs.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. Such reclassifications had no effect on member’s equity, net loss or comprehensive income.

3. Long-Term Debt

In December 2007, the Company incurred $305 million of debt. A first lien credit agreement (First Term Loan) provided for $205 million in a term loan. A second lien credit agreement (Second Term Loan) provided for the remainder of $100 million. In December 2009, this debt was refinanced with $200 million Senior Secured Notes and a $135 million asset based loan (“ABL”). As of March 31, 2012, the aggregate principal amount of indebtedness outstanding under the Senior Secured Notes and ABL was $165.0 million and $34.0 million, respectively.

Interest on the Senior Secured Notes is payable semi-annually, commencing June 15, 2010. The Senior Secured Notes mature and are due on June 15, 2015. The interest rate is fixed at 11.75%. No principal payments are due until maturity, subject to early required mandatory prepayment provisions set forth in the indenture governing the Senior Secured Notes.

The interest on the ABL is payable monthly commencing December 31, 2009. No principal payments are due until maturity on December 22, 2013, subject to early required mandatory prepayment provisions set forth in the credit agreement for the ABL. The interest rate as of March 31, 2012, was 4.05%, which reflects a rate of LIBOR plus the applicable margin of approximately 3.75%.

The following is a schedule by year of approximate future minimum debt payments as of March 31, 2012:

(Dollars in millions)
2013	$34.0
2014	—
2015	165.0

Total	$199.0

The Company’s debt agreements contain various restrictive covenants, including the maintenance of certain financial ratios, and limitations on the ability to pay dividends, incur debt or subject assets to liens. At March 31, 2012, the Company was in compliance with all applicable covenants set forth in the indenture governing the Senior Secured Notes and the credit agreement governing the ABL.

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

The GS Maritime Profit Units are issued to certain Company employees, certain members of GS Maritime’s Board of Directors, and others at the discretion of GS Maritime’s Board of Directors. GS Maritime’s Board of Directors has the discretion to issue units at any time, including Profit Units. The Profit Units granted to employees are divided into time-based and performance-based vesting. The original time-based units vest over 60 months. One employee’s new time-based units vest over 48 months. Assuming continued employment of the original employees with the Company, 20% vest on the first anniversary of the grant date, and the remaining 80% vest in four equal installments on the second, third, fourth, and fifth anniversaries of the grant date. Assuming continued employment of the new employee with the Company, 25% vest on the first anniversary of the grant date, and the remaining 75% vest in three equal installments on the second, third, and fourth anniversaries of the grant date. If a change in control occurs, all time-based units will become fully vested. The performance-based units vest based on certain performance conditions being met or achieved and, in all cases, assuming continued employment. The performance conditions relate to holders of Class A Membership Units receiving a specified multiple on their investment upon a liquidation event. If an employee is terminated, GS Maritime may repurchase the employee’s vested Profit Units at fair market value.

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

In accordance with ASC 718, the Company recorded unit-based compensation expense for the three-months ended March 31, 2012 and 2011 of $0.2 million and $0.1 million, respectively, which is included in administrative and general expense in the consolidated statements of operations and comprehensive income. The activity under the plan for the three-months ended March 31, 2012 is presented below.

	Profit Units Outstanding	Weighted Average Grant Date Fair Value
Non-vested balance at end of period December 31, 2011	6,928	$540.09
Units granted	—	—
Units forfeited	—	—
Vested	(184)	497.90

Non-vested balance at end of period March 31, 2012	6,744	$541.24

As of March 31, 2012, there was approximately $0.6 million of total unrecognized compensation expense related to the profit units. These costs are expected to be recognized over a weighted average period of 3 years.

5. Intangible Assets, Intangible Liabilities and Sale-Leasebacks

Finite lived intangible assets and liabilities are amortized on a straight-line basis and consist of contractual agreements and customer relationships, which are being amortized over 10 years, favorable lease agreements which are being amortized over periods of up to 21 years and an unfavorable lease agreement (intangible liability) which is being amortized over 22 years. An unamortized residual value of

$3.8 million is estimated for a favorable lease agreement on ocean vessels tied to a purchase option. If the Company does not purchase these vessels, the residual value will be expensed upon the lease expiration date of December 21, 2013. As of March 31, 2012, the weighted-average amortization period for aggregate net intangible assets and liabilities is 6.3 years.

The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets and liability at March 31, 2012 and March 31, 2011 (dollars in thousands):

	December 31,	December 31,	December 31,	December 31,
		December 31, 2011		March 31, 2012
	Asset Life	Balance	Amortization	Balance
				(unaudited)
Favorable Lease - Barges	13.5 years	$1,284	$27	$1,257
Favorable Lease - Ocean Vessels	6 years	4,437	84	4,353
Favorable Lease - Davant facility	21 years	930	8	922
Unfavorable Lease - Davant facility	22 years	(6,782)	(57)	(6,725)
Customer Relationship (Contracts)	10 years	11,691	461	11,230

Total		$11,560	$523	$11,037

	December 31,	December 31,	December 31,	December 31,
		December 31, 2010		March 31, 2011
	Asset Life	Balance	Amortization	Balance
				(unaudited)
Favorable Lease - Barges	13.5 years	$1,391	$27	$1,364
Favorable Lease - Ocean Vessels	6 years	12,548	220	12,328
Favorable Lease - Davant facility	21 years	964	8	956
Unfavorable Lease - Davant facility	22 years	(7,011)	(57)	(6,954)
Customer Relationship (Contracts)	10 years	13,536	461	13,075

Total		$21,428	$659	$20,769

Estimated future amortization expense is as follows at March 31, 2012:

(Dollars in thousands)
2012	$1,569
2013	5,861
2014	1,758
2015	1,758
2016	1,758
Thereafter	(1,667)

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	Average Useful Lives In Years	March 31, 2012	December 31, 2011
	(unaudited)

Land		$6,931	$6,931
Buildings	1 - 30	4,128	4,128
Vessels	3 - 28	336,713	337,079
Terminals	1 - 35	57,550	57,914
Machinery	1 - 20	11,942	11,948
Other	1 - 20	4,807	5,542
Work in progress		2,413	1,764

Total costs		424,484	425,306
Accumulated depreciation		(144,580)	(137,256)

Property and equipment, net		$279,904	$288,050

7. Deferred Revenue and Other Current Liabilities

Deferred revenue and other liabilities as of March 31, 2012 and December 31, 2011 consist of the following (dollars in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Deferred revenue	$1,940	$1,720
Accrued claims liabilities	1,909	1,589
Other	26	545

Deferred revenue and other liabilities	$3,875	$3,854

Other long term liabilities as of March 31, 2012 and December 31, 2011 primarily consist of $4.7 million and $7.8 million, respectively, of self insured reserves.

8. Employee Postretirement Benefits

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees of the Company that enables participants to save a portion of their compensation up to the limits allowed by IRS guideline. The Company contributes to this plan at a level of 50% of up to 6% of eligible participant contributions. For the three-months ended March 31, 2012 and 2011, the Company recognized $0.2 and $0.3 million in expense, respectively. This expense is reflected in the operating expenses financial statement line item in the Company’s consolidated statements of operations and comprehensive income.

9. Income Taxes

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

10. Related Parties

The Company and its subsidiaries enter into certain transactions, in the ordinary course of business, with entities in which directors of the Company have interests. For each of the three-month periods ended March 31, 2012 and 2011, respectively, the Company incurred management fees under the financial consulting and management services agreement of approximately $0.4 million, which is classified as administrative and general expense in the Company’s unaudited consolidated statements of operations and comprehensive income. In addition, $0.2 million and $0.1 million of expenses were incurred for the three-month periods ended March 31, 2012 and 2011, respectively, for legal services, regulatory compliance, and other services that are with related party vendors and customers.

11. Commitments and Contingencies

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

As previously disclosed in the Company’s filing with the Securities and Exchange Commission, on August 9, 2010, United Ocean Services (“UOS”), a wholly-owned subsidiary of the Company, received a letter from Mosaic claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a force majeure event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”).

Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of unfinished phosphate under our agreement but has continued very nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2011 of Mosaic’s failure to ship minimum volumes was approximately $30.0 million. The impact on our revenue in 2012 of Mosaic’s failure to ship any volumes would be approximately $9.0 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will compensate for our revenue losses. On February 21, 2012 Mosaic announced the settlement agreement and advised upon approval by the courts, the settlement would allow the South Fort Meade mine to begin mining. On March 28 2012 the Court granted the joint motion of Mosaic and the Sierra Club approving the settlement agreement previously announced by Mosaic. This Court action vacates the Preliminary Injunction of July 8, 2011 which prohibited Mosaic from mining as originally planned in the South Fort Meade mine. Mosaic has not provided details on the resumption of the shipments of unfinished phosphate rock with UOS. However, the settlement and any related resumption of shipping does not affect the Company’s ongoing arbitration proceeding with Mosaic with respect to the recovery of deadfreight.

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

Rental expense for the three-months ended March 31, 2012 and 2011 amounted to approximately $3.5 million and $4.4 million, respectively. Rental expense is included in the operating expenses financial statement line item in the unaudited consolidated statements of operations and comprehensive income. The following is a schedule by year of approximate future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2012:

(Dollars in thousands)
2012	$7,571
2013	12,386
2014	10,372
2015	10,236
2016	8,889
Thereafter	59,161

Total minimum lease payments	$108,615

Other

The Company had unused standby letters of credit with its financial institutions of approximately $4.0 million as of March 31, 2012 and December 31, 2011, respectively.

12. Significant Customers

During the three-months ended March 31, 2012 and 2011, the Company derived revenues from certain major customers, each one representing more than 10% of revenue. In 2012, revenue from two customers aggregated to 42% of the Company’s total revenues and in 2011 one customer represented 19% of the Company’s total revenues.

13. Business Segments

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

	Reportable Segments
	United Barge	United Bulk	United Ocean		Intersegment
	Line	Terminal	Services	Other (1)	Eliminations	Total
	(Dollars in thousands)

Three-months ended March 31, 2012
Total revenue	$38,040	$16,949	$26,539	$5,303	$(8,288)	$78,543
Intersegment revenues	(848)	(2,093)	(44)	(5,303)	8,288	—

Revenue from external customers	37,192	14,856	26,495	—	—	78,543
Operating expenses
Operating expenses	28,859	6,075	14,318	—	(2,969)	46,283
Maintenance and repairs	1,090	1,520	1,261	—	(15)	3,856
Depreciation and amortization	3,229	1,782	4,230	29	—	9,270
(Gain) loss on sale of assets	(64)	—	28	—	—	(36)
Administrative and general	2,183	2,889	3,056	5,306	(5,304)	8,130
Intersegment expenses	(4,016)	(1,771)	(2,501)	—	8,288	—

Total external operating expenses	31,281	10,495	20,392	5,335	—	67,503

Operating income (loss)	$5,911	$4,361	$6,103	$(5,335)	$—	$11,040

Total assets	$162,316	$78,135	$128,438	$311,439	$(312,949)	$367,379
Total capital expenditures	$125	$1,058	$—	$42	$—	$1,225

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

	Reportable Segments
	United Barge	United Bulk	United Ocean		Intersegment
	Line	Terminal	Services	Other (1)	Eliminations	Total
	(Dollars in thousands)
Three-months ended March 31, 2011
Total revenue	$33,041	$13,936	$31,456	$3,592	$(5,672)	$76,353
Intersegment revenues	(44)	(2,036)	—	(3,592)	5,672	—

Revenue from external customers	32,997	11,900	31,456	—	—	76,353
Operating expenses
Operating expenses	25,374	6,401	19,562	—	(2,079)	49,258
Maintenance and repairs	1,093	1,651	1,664	—	—	4,408
Depreciation and amortization	3,421	1,375	6,520	35	—	11,351
Gain on sale of assets	(1,648)	—	(527)	—	—	(2,175)
Administrative and general	3,649	2,418	2,801	3,592	(3,593)	8,867
Intersegment expenses	(2,795)	(1,231)	(1 ,646)	—	5,672	—

Total external operating expenses	29,094	10,614	28,374	3,627	—	71,709

Operating income (loss)	$3,903	$1,286	$3,082	$(3,627)	$—	$4,644

Total assets	$180,189	$76,692	$167,809	$375,173	$(372,268)	$427,595
Total capital expenditures	$520	$1,173	$269	$15	$—	$1,977

(1)	Other items (including corporate costs) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the table above.

14. Debtor Guarantor Financial Statements

In December 2009, the Company issued its Senior Secured Notes which were fully and unconditionally guaranteed on a joint and several basis by all the Company’s subsidiaries. All subsidiaries are 100% owned by the Company.

Condensed Consolidating Balance Sheet as of March 31, 2012

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current assets:
Cash and cash equivalents	$715	$419	$—	$1,134
Accounts receivable, net of allowance for doubtful accounts	141,219	38,421	(149,626)	30,014
Materials and supplies	—	18,954	—	18,954
Prepaid expenses and other current assets	676	5,085	—	5,761

Total current assets	142,610	62,879	(149,626)	55,863
Property and equipment, net	322	279,582	—	279,904
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing costs, net of amortization	5,184	—	—	5,184
Intangible asset, net of amortization	—	17,762	—	17,762
Other assets	—	8,666	—	8,666

Total	$311,439	$368,889	$(312,949)	$367,379

Liabilities and member’s equity
Current liabilities
Accounts payable	$1,199	$162,812	$(149,626)	$14,385
Accrued expenses	7,748	5,822	—	13,570
Deferred revenue and other current liabilities	—	3,875	—	3,875

Total current liabilities	8,947	172,509	(149,626)	31,830
Other deferred liabilities	—	14,658	—	14,658
Long term debt	199,025	—	—	199,025
Member’s equity	103,467	181,722	(163,323)	121,866

Total	$311,439	$368,889	$(312,949)	$367,379

Condensed Consolidating Balance Sheet as of December 31, 2011

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Assets
Current assets:
Cash and cash equivalents	$29	$405	$—	$434
Accounts receivable, net of allowance for doubtful accounts	168,617	42,476	(177,154)	33,939
Materials and supplies	—	17,418	—	17,418
Prepaid expenses and other current assets	451	2,704	—	3,155

Total current assets	169,097	63,003	(177,154)	54,946
Property and equipment, net	309	287,741	—	288,050
Investment in subsidiaries	163,323	—	(163,323)	—
Deferred financing fees , net of amortization	5,709	—	—	5,709
Intangible asset, net of amortization	—	18,342	—	18,342
Other assets	—	9,053	—	9,053

Total	$338,438	$378,139	$(340,477)	$376,100

Liabilities and member’s equity
Current liabilities
Accounts payable	$9,403	$180,700	$(177,154)	$12,949
Accrued expenses	5,350	5,714	—	11,064
Deferred revenue and other current liabilities	—	3,854	—	3,854

Total current liabilities	14,753	190,268	(177,154)	27,867
Other deferred liabilities	—	17,738	—	17,738
Long term debt	215,026	—	—	215,026
Member’s equity	108,659	170,133	(163,323)	115,469

Total	$338,438	$378,139	$(340,477)	$376,100

Condensed Consolidating Statement of Operations

For the Three-months Ended March 31, 2012

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Revenue	$5,303	$81,528	$(8,288)	$78,543
Operating expenses	—	53,124	(2,985)	50,139
Administrative and general	5,306	8,127	(5,303)	8,130
Depreciation and amortization	29	9,241	—	9,270
Gain on sale of assets	—	(36)	—	(36)

Operating (loss) income	(32)	11,072	—	11,040
Interest expense, net	6,112	—	—	6,112

Net (loss) income	$(6,144)	$11,072	$—	$4,928

Condensed Consolidating Statement of Operations

For the Three-months Ended March 31, 2011

Unaudited

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Revenue	$3,592	$78,433	$(5,672)	$76,353
Operating expenses	—	55,745	(2,079)	53,666
Administrative and general	3,592	8,868	(3,593)	8,867
Depreciation and amortization	35	11,316	—	11,351
Gain on sale of assets	—	(2,175)	—	(2,175)

Operating (loss) income	(35)	4,679	—	4,644
Interest expense, net	6,859	—	—	6,859

Net (loss) income	$(6,894)	$4,679	$—	$(2,215)

Condensed Consolidating Statement of Cash Flows

For the Three-months Ended March 31, 2012

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities:
Net cash (used in) provided by operating activities	$(4,322)	$20,162	$—	$15,840
Investing activities:
Capital expenditures	(42)	(1,183)	—	(1,225)
Other investing activities	—	2,086	—	2,086

Net cash (used in) provided by investing activities	(42)	903	—	861
Financing activities:
Net change in debt	(16,001)	—	—	(16,001)
Other financing activities	21,051	(21,051)	—	—

Net cash provided by (used in) financing activities	5,050	(21,051)	—	(16,001)
Net increase in cash and cash equivalents	686	14	—	700
Cash and cash equivalents, at beginning of period	29	405	—	434

Cash and cash equivalents, at end of period	$715	$419	$—	$1,134

Condensed Consolidating Statement of Cash Flows

For the Three-months Ended March 31, 2011

(Dollars in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities:
Net cash (used in) provided by operating activities	$(3,626)	$11,390	$—	$7,764
Investing activities:
Capital expenditures	(15)	(1,962)	—	(1,977)
Other investing activities	—	4,151	—	4,151

Net cash (used in) provided by investing activities	(15)	2,189	—	2,174
Financing activities:
Net change in debt	(17,000)	—	—	(17,000)
Other financing activities	13,477	(13,498)	—	(21)

Net cash used in financing activities	(3,523)	(13,498)	—	(17,021)
Net (decrease) increase in cash and cash equivalents	(7,164)	81	—	(7,083)
Cash and cash equivalents, at beginning of period	7,180	301	—	7,481

Cash and cash equivalents, at end of period	$16	$382	$—	$398

15. Subsequent Events

As previously disclosed, on April 18, 2012, the Company entered into a Membership Interest Purchase Agreement (the “UBL Purchase Agreement”) with GS Maritime Holding LLC, UBL and Ingram Barge Company (“Ingram”). Pursuant to the terms and subject to the conditions set forth in the UBL Purchase Agreement, the Company agreed to sell to Ingram all of the issued and outstanding limited liability company interests of UBL for an aggregate purchase price of approximately $222 million in cash. The purchase price is subject to certain adjustments set forth in the UBL Purchase Agreement and related transaction documents, including in respect of the Net Working Capital (as defined in the UBL Purchase Agreement) of UBL as of the closing of the transaction and the amount of certain capital expenditures and maintenance expenses paid by or on behalf of UBL prior to the closing of the transaction.

As previously disclosed, on May 10, 2012, the Company entered into a Membership Interest Purchase Agreement (the “UBT Purchase Agreement” and together with the UBL Purchase Agreement, the “Purchase Agreements”) with Bulk Handling USA, Inc. (“Bulk Handling”). Pursuant to the terms and subject to the conditions set forth in the UBT Purchase Agreement, the Company agreed to sell to Bulk Handling all of the issued and outstanding limited liability company interests of U.S. United Bulk Terminal, LLC “UBT” for an aggregate purchase price of approximately $215 million in cash. The purchase price is subject to certain adjustments set forth in the UBT Purchase Agreement and related transaction documents, including in respect of the Net Working Capital (as defined in the UBT Purchase Agreement) of UBT as of the closing of the transaction and the amount of certain capital expenditures paid by or on behalf of UBT prior to the closing of the transaction.

The closing of each of the respective transactions contemplated by the Purchase Agreements is subject to certain closing conditions, including (i) that from the date of each of the Purchase Agreements to the closing date of the transactions contemplated thereby a Material Adverse Effect (as defined in the Purchase Agreements, respectively) shall not have occurred, (ii) that any required waiting periods (including any extension thereof) applicable to the consummation of the transactions contemplated by the each of the Purchase Agreements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have terminated or expired, and (iii) other customary closing conditions.

A copy of the UBL Purchase Agreement was previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 333-165796) filed with the U.S. Securities and Exchange Commission on April 19, 2012 and is incorporated by reference herein. A copy of the UBT Purchase Agreement was previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 333-165796) filed with the U.S. Securities and Exchange Commission on May 11, 2012 and is incorporated by reference herein. The above description of the Purchase Agreements is a summary only and is qualified in its entirety by reference to the complete text of the Purchase Agreements. The description of the Purchase Agreements and the copy of each of the Purchase Agreements filed as an exhibit to the aforementioned Form 8-Ks are intended to provide information regarding the terms of the Purchase Agreements and are not intended to modify or supplement any factual disclosures about the Company or its subsidiaries in its public reports filed with the U.S. Securities and Exchange Commission. In particular, the Purchase Agreements and related summaries are not intended to be, and should not be relied upon as, disclosures regarding any facts or circumstances relating to the Company or any subsidiary thereof. The representations, warranties, covenants, agreements and other terms and conditions set forth in the Purchase Agreements have been made solely for the benefit of the respective parties to the Purchase Agreements and (i) may be intended not as statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate, (ii) have been qualified by reference to certain information that is not reflected in the text of the Purchase Agreements, and (iii) may apply standards of materiality in a way that is different from what may be viewed as material by investors in the Company (including investors that own any debt securities issued by the Company), and therefore should not be relied upon by any person that is not a party to the Purchase Agreements, respectively.

The Company is currently exploring strategic alternatives with respect to the Company and its other subsidiary, U.S. United Ocean Services, LLC (“UOS”). These strategic alternatives may include a sale of all or substantially all of the assets of or equity interests in UOS or a sale of all or substantially all of the assets of or equity interests in the Company. The Company can provide no assurance as to whether any such transaction will be pursued or, if pursued whether any such transaction will be consummated or, if pursued or consummated, the terms of any such transaction.

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

General

We are a leading independent provider of dry-bulk logistics solutions and the only integrated transportation and logistics service provider to the U.S. export coal and petroleum coke (“Petcoke”) markets. We own and operate the largest dry-bulk terminal in the lower Mississippi River, the eighth largest dry cargo barge fleet on the Mississippi, Ohio and Illinois Rivers and their major tributaries (collectively known as the “Inland Waterways”), and the largest Jones Act coastwise dry-bulk fleet as measured by deadweight tons (“DWT”). We believe our portfolio of assets is uniquely diverse and enables us to provide tailored transportation, storage, blending and transfer solutions to our customers.

Our service offering originates with coal and Petcoke product loaded at mines and refineries located on the Inland Waterways. United Barge Line, our dry barge operator (“UBL”) transports the product by barge through its hub at Metropolis, Illinois down to United Bulk Terminal, our dry bulk terminal located south of New Orleans on the lower Mississippi (“UBT” or the “Terminal”). Product is transferred into storage or transferred directly onto ocean-going vessels at the Terminal. United Ocean Services’, our coastwise dry-bulk fleet (“UOS”) ocean-going vessels transport product in domestic coastwise markets, and UBT chartered foreign vessels, up to Post-Panamax size, transport product to export markets in Europe, Africa, and Asia. United Maritime Group’s (“UMG”) ability to offer an integrated maritime transportation solution minimizes customer cost and risk.

United Barge Line (“UBL”)

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

United Bulk Terminal (“UBT”)

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

United Ocean Services (“UOS”)

UOS is the largest U.S.-flag coastwise dry-bulk carrier, based on DWT capacity, and serves U.S. coasts, the Gulf of Mexico and international markets. UOS’ core business is the transport of coal from our terminal eastbound to Tampa Electric’s Big Bend power plant, and the transport of phosphate rock westbound from Tampa to south central Louisiana. UOS is the primary domestic marine transporter of coal for Tampa Electric and also serves as Mosaic’s exclusive provider of marine transportation of unfinished phosphate rock in the Florida coastwise market. Domestically, we also transport shipments of fertilizer, alumina, Petcoke, scrap metal, ores and grains. UOS operates the second largest fleet, by DWT, in the dry-bulk segment of the U.S. cargo preference market, which primarily involves the transportation of grain for food aid worldwide. UOS’ operating fleet consists of two ships and three integrated tug-barge units, and offers a wide range of shipping capacity from approximately 25,500 DWT to approximately 41,000 DWT per vessel. The combined active cargo capacity of over 180,000 DWT at March 31, 2012 represents roughly 30% of the Jones Act coastwise dry-bulk capacity, excluding vessels below 10,000 DWT. Due to diminished employment opportunities, the barge MARIE FLOOD and related tug were idled beginning in March 2010 and in February 2012 the Company sold the MARIE FLOOD for scrap.

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, on August 9, 2010, UOS, a wholly-owned subsidiary of the Company, received a letter from Mosaic claiming that, as a result of a preliminary injunction affecting Mosaic’s South Fort Meade phosphate mine, a force majeure event had occurred under UOS’ contract with Mosaic (the “Mosaic Agreement”).

Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic terminated further shipments of unfinished phosphate under our agreement but has continued very nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2011 of Mosaic’s failure to ship minimum volumes was approximately $30.0 million. The impact on our revenue in 2012 of Mosaic’s failure to ship any volumes would be approximately $9.0 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will compensate for our revenue losses. On February 21, 2012 Mosaic announced the settlement agreement and advised upon approval by the courts, the settlement would allow the South Fort Meade mine to begin mining. On March 28 2012 the Court granted the joint motion of Mosaic and the Sierra Club approving the settlement agreement previously announced by Mosaic. This Court action vacates the Preliminary Injunction of July 8, 2011 which prohibited Mosaic from mining as originally planned in the South Fort Meade mine. Mosaic has not provided details on the resumption of the shipments of unfinished phosphate rock with UOS. However, the settlement and any related resumption of shipping does not affect the Company’s ongoing arbitration proceeding with Mosaic with respect to the recovery of deadfreight.

Business Segment Selected Financial Data

The following table sets forth, for the periods indicated, amounts derived from our unaudited consolidated financial statements:

	Three-months Ended March 31, 2012	Three-months Ended March 31, 2011
	(Dollars in thousands)
Statement of Operations:
Revenue:
UBL	38,040	33,041
UBT	16,949	13,936
UOS	26,539	31,456
Other and eliminations	(2,985)	(2,080)

Total	$78,543	$76,353

Operating expenses: (1)
UBL	29,949	26,467
UBT	7,595	8,065
UOS	15,579	21,226
Other and eliminations	(2,984)	(2,092)

Total	$50,139	$53,666

Operating income (loss):
UBL	2,743	1,152
UBT	4,683	2,091
UOS	3,646	1,436
Other and eliminations	(32)	(35)

Total	$11,040	$4,644

Balance Sheet (at end of period):

Total assets:
UBL	162,316	180,189
UBT	78,135	76,692
UOS	128,438	167,809
Other and eliminations	(1,510)	2,905

Total	$367,379	$427,595

(1)	Excludes administrative and general expenses, depreciation and amortization and (gain)/loss on sale of assets.

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

On April 18, 2012, the Company entered into a Membership Interest Purchase Agreement with GS Maritime Holding LLC, U.S. United Barge Line and Ingram Barge Company in respect of the sale of U.S. United Barge Line, LLC for an aggregate purchase price of approximately $222 million in cash.

On May 10, 2012, the Company entered into a Membership Interest Purchase Agreement with Bulk Handling USA, Inc. in respect of the sale of U.S. United Bulk Terminal, LLC for an aggregate purchase price of approximately $215 million in cash.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and such differences could be material.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Additions, replacements and betterments are capitalized; heavy maintenance is deferred and amortized; routine maintenance and repairs are charged to expense as incurred. Items sold or retired are removed from the assets and accumulated depreciation accounts and any resulting gains or losses are properly included in the consolidated statements of operations and comprehensive income.

Materials and Supplies

We establish an allowance for excess and obsolete spare parts and supplies primarily based on historical usage and our estimate of demand over the average remaining useful life of the assets they support. As actual future demand or market conditions vary from projections, adjustments are recorded.

We establish an allowance for excess materials and supplies related to spare parts and use a 5-year period to assess excess based on historical usage due to:

UOS	–	dry-dock/major maintenance cycle consists of two dry-docks, intermediary and a special, every five years

UBL	–	dry-dock/major maintenance cycle, though less regulated, which is similar to ocean vessels and primarily driven by engine overhaul intervals

UBT	–	engine overhaul/major maintenance cycle which is primarily engine overhauls on Caterpillar D10 tractors which require a certified rebuild every five years, as suggested by the manufacturer

Planned Major Maintenance

We account for major maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is deferred and amortized as a component of depreciation and amortization expense until the next such major maintenance event, generally three years. The Company only includes in deferred major maintenance those direct costs that are incurred as part of maintaining the vessel’s, boat’s or large equipment at the terminal that is required by the Coast Guard, classification society regulations or management’s planned major maintenance program. Direct costs include shipyard costs on vessels and boats, including engine overhauls, the costs of placing the vessel in the shipyard and engine overhauls on large equipment at the terminal. Amortization of deferred maintenance costs was $1.2 million and $1.5 million for the three-months ended March 31, 2012 and 2011, respectively. If deferred maintenance costs were amortized within maintenance and repairs expense in the statement of operations, our maintenance and repairs expense would have been $5.1 million and $5.9 million for the three-months ended March 31, 2012 and 2011, respectively. Expenditures for routine maintenance and repairs, whether incurred as part of the major maintenance or not, are expensed as incurred.

Asset Retirement Obligations

On January 1, 2003, the Predecessor adopted ASC No. 410, Asset Retirement and Environmental Obligations (“ASC 410”). The Predecessor reviewed the language in Financial Accounting Standards Board Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, and determined that there was no additional future obligations required to be recorded under that standard. The Company has recognized liabilities for retirement obligations associated with certain long-lived assets, in accordance with the relevant accounting guidance. An asset retirement obligation for a long-lived asset is recognized at fair value at inception of the obligation, if there is a legal obligation under an existing or enacted law or statute, a written or oral contract, or by legal construction under the doctrine of promissory estoppels. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset.

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The liability must be revalued each period based on current market prices.

The Company recognized accretion expense associated with asset retirement obligations for each of the three-month periods ended March 31, 2012 and 2011 of $0.1 million. During these periods, no new retirement obligations were incurred and no significant revision to estimated cash flows used in determining the recognized asset retirement obligations was necessary.

Derivative Instruments and Hedging Activities

The Company applies the provisions of ASC No. 815, Derivatives and Hedging. These standards require companies to recognize derivatives as either assets and/or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair values of those instruments as either components of other comprehensive income (“OCI”) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or the loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying transaction.

We are exposed to various market risks, including changes in fuel prices. As of March 31, 2012, we have hedges in place for 2.3 million gallons for the remainder of 2012. This amount represents 50% of our estimated 2012 United Barge Line (“UBL”) business segment fuel exposure. The Company entered into derivative contracts during 2010 and 2011 to limit the exposure to price fluctuations for physical purchases of diesel fuel which were designated as cash flow hedges for the forecasted purchases of fuel oil. The hedges are contracted to expire by December 31, 2013, and settle monthly. As of March 31, 2012 and December 31, 2011, the current asset portion of the hedges was valued at $1.0 million, classified as other current assets. As of March 31, 2012 and December 31, 2011, the Company also recognized less than $0.1 million and $0.5 million as a current liability, respectively. During the three-month periods ended March 31, 2012 and 2011, the Company recognized a reduction in expense of $0.3 million and $0.4 million, respectively. In anticipation of the sale of UBL (see Form 8-K filed on April 19, 2012), the Company executed an early settlement of its 2013 and 2012 hedges, in March and April of 2012, respectively. These settlements resulted in deferred gains of $0.7 million and $0.8 million, respectively, which will be amortized as a reduction of fuel expense over their respective periods.

Asset Impairment

The Company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the Company, in accordance with ASC No. 360 (“ASC 360”), Property, Plant, and Equipment / ASC 205 Presentation of Financial Statements. ASC 360 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying value of long-lived assets and finite-lived intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired and the assets must be written down to their estimated fair market value. There were no indications of impairment during the three-months ended March 31, 2012 or March 31, 2011.

Results of Operations

Three-Months Ended March 31, 2012 Compared With Three-Months Ended March 31, 2011

Revenue. Revenue increased to $78.5 million for the three-months ended March 31, 2012 compared to $76.4 million for the three-months ended March 31, 2011, an increase of $2.1 million or 2.7%.

UBL total revenue increased to $37.2 million for the three-months ended March 31, 2012 from $33.0 million for the three-months ended March 31, 2011, an increase of $4.2 million or 12.7%. UBL revenue from open freight, which is generally coal and Petcoke, increased to $15.3 million for the three-months ended March 31, 2012 from $14.3 million for the three-months ended March 31, 2011, an increase of $1.0 million or 7.0%. This increase was equally attributable to increased rates and volume. Revenue from covered freight, which is generally weather-sensitive cargoes such as grain and fertilizers, decreased to $7.5 million for the three-months ended March 31, 2012 from $8.0 million for the three-months ended March 31, 2011, a decrease of $0.5 million or 6.3%. This decrease was due to decreases in northbound covered volumes. UBL outside towing revenue, earned by moving barges for other barge owners, increased to $5.4 million for the three-months ended March 31, 2012 from $3.9 million for the three-months ended March 31, 2011, an increase of $1.5 million or 38.5%. This increase was due to an increase in rates partially offset by reduced outside towing volume. UBL other revenue increased to $2.6 million for the three-months ended March 31, 2012 from $2.0 million for the three-months ended March 31, 2011, an increase of $0.6 million or 30.0%. This increase was primarily due to increased barge demurrage.

UBT total revenue increased to $14.9 million for the three-months ended March 31, 2012 from $11.9 million for the three-months ended March 31, 2011, an increase of $3.0 million or 25.2%. This increase resulted from increased volume and higher rates.

UOS total revenue decreased to $26.5 million for the three-months ended March 31, 2012 from $31.5 million for the three-months ended March 31, 2011, a decrease of $5.0 million or 15.9%. UOS revenue from contracts increased to $15.4 million for the three-months ended March 31, 2012 from $14.0 for the three-months ended March 31, 2011, an increase of $1.4 million or 10.0%. This increase was primarily due to an increase in coal tons partially offset by a decrease in Petcoke and domestic grain volumes. The combined UOS revenues from PL-480, Spot and Time Charter decreased to $11.1 million for the three-months ended March 31, 2012 from $17.4 million for the three-months ended March 31, 2011, a decrease of $6.3 million, or 36.2%. This decrease was driven by less operating days driven by a smaller active fleet.

Operating Expenses. Operating expenses decreased to $67.5 million for the three-months ended March 31, 2012 from $71.7 million for the three-months ended March 31, 2011, a decrease of $4.2 million or 5.9%. This decrease is attributed to fewer active vessels in the ocean fleet at UOS and a decrease in labor expenses at UBT partially offset by higher fuel prices at UBL.

Operating expenses for UBL increased to $31.3 million for the three-months ended March 31, 2012 from $29.1 million for the three-months ended March 31, 2011, an increase of $2.2 million or 7.6%. The increase for the three-months ended March 31, 2012 was mainly attributable to higher fuel costs, port costs and leasing costs which impacted operating costs by $2.7 million and was partially offset by a decrease in insurance expense.

Operating expenses for UBT decreased to $10.5 million for the three-months ended March 31, 2012 from $10.6 million for the three-months ended March 31, 2011, a decrease of $0.1 million or 1.0%. The decrease in UBT operating expenses for the three-months ended March 31, 2012 was primarily driven by reduced labor, lease and charter expenses.

Operating expenses for UOS decreased to $20.4 million for the three-months ended March 31, 2012 from $28.4 million for the three-months ended March 31, 2011, a decrease of $8.0 million or 28.2%. The decrease in UOS operating expenses for the three-months ended March 31, 2012 was primarily attributable to fewer vessels in the fleet versus Q1 2011.

Interest Expense. Interest expense decreased to $6.1 million for the three-months ended March 31, 2012 from $6.9 million for the three-months ended March 31, 2011, a decrease of $0.8 million or 10%. This decrease was due primarily to the decrease in principal on the Senior Secured Notes and ABL year over year.

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

Liquidity and Capital Resources

Our funding requirements include (i) maintenance of our marine fleet and terminal facility, (ii) interest payments and (iii) other working capital requirements. We do not currently anticipate any significant purchases of additional ocean-going vessels or inland towboats or barges. Our primary sources of liquidity are cash generated from operations and borrowings under our credit facilities.

We believe that our operating cash flow and amounts available for borrowing under our ABL will be adequate to fund our capital expenditures and working capital requirements for the next twelve months. Our ABL provides for available borrowings of up to $135 million subject to the borrowing base, and is secured by substantially all the assets of the borrowers and the guarantors on a first priority basis. As of March 31, 2012, our asset base would have allowed us to have access to the entire committed amount of $135 million, less $7.0 million of adjustments pursuant to the borrowing base, and as of such date, we had borrowed $34.0 million. We must comply with certain financial and other covenants under the ABL. While we currently believe that we will be able to meet all of the financial covenants imposed by our ABL, there is no assurance that we will in fact be able to do so or that, if we do not, we will be able to obtain from our lenders waivers of default or amendments to the ABL in the future.

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

In addition to the sources of liquidity described above, we received $2.1 million of proceeds primarily from the sale of an ocean vessel for the quarter ended March 31, 2012.

The following were the net changes in operating, investing and financing activities for the periods presented:

	Three-months Ended March 31,
	2012	2011
	(Dollars in thousands)

Cash flows provided by (used in):
Operating activities	$15,840	$7,764
Investing activities	861	2,174
Financing activities	(16,001)	(17,021)

Net increase (decrease) in cash and cash equivalents	$700	$(7,083)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $15.8 million for the three-months ended March 31, 2012 as compared to $7.8 million for the three-months ended March 31, 2011, an increase of $8.1 million. Cash from operating activities increased primarily due to net income versus a net loss year over year.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $0.9 million for the three-months ended March 31, 2012, as compared to net cash provided in investing activities of $2.2 million for the three-months ended March 31, 2011, a decrease in net cash provided of $1.3 million. The decrease in net cash provided by investing activities was primarily attributable to fewer proceeds from the sale of UOS and UBL assets.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $16.0 million for the three-months ended March 31, 2012 as compared to net cash used in financing activities of $17.0 million for the three-months ended March 31, 2012, a decrease in net cash used of $1.0 million. The decrease in net cash used in financing activities was attributable to the decrease in net repayments of outstanding indebtedness under the revolving line of credit. During the quarter, the Company did not repurchase any Senior Secured Notes, but may, from time to time, make additional open market, privately negotiated or other purchases.

Capital Expenditures

In 2012, we expect capital expenditures for improvement of our vessel fleet, terminal and general capital equipment to be approximately $24 million. During the three-months ended March 31, 2012, we incurred $1.2 million in capital expenditures.

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

Contractual Obligations

The following is a tabular summary of our future contractual obligations as of March 31, 2012 for the categories set forth below, assuming only scheduled amortizations and repayment at maturity:

	2012	2013	2014	2015	2016	After 2016	Total Obligations
	(Dollars in millions)

Senior Secured Notes	$—	$—	$—	$165.0	$—	$—	$165.0
Interest on Senior Secured Notes (1)	14.5	19.4	19.4	9.7	—	—	63.0
Asset Based Loan	—	34.0	—	—	—	—	34.0
Interest on ABL (2)	1.7	2.3	—	—	—	—	4.0
UBT Stacker/Reclaimer Project	8.5	0.9	—	—	—	—	9.4
Operating leases	8.1	12.4	10.4	10.2	8.9	60.2	110.2

Total	$32.8	$69.0	$29.8	$184.9	$8.9	$60.2	$385.6

(1)	Interest is calculated based on a fixed per annum rate of 11.75%.
(2)	The contractual obligations related to the ABL are calculated based on the level of borrowings at March 31, 2012, and the interest rate at that time of 4.05% and 0.75% calculated on the unused commitment line (note the interest rate is variable and adjusts monthly based on current lending strategy).

Off Balance Sheet, Pension and Other Post-Employment Benefit Liabilities

We do not have any off balance sheet liabilities or any pension or other post-employment benefit liabilities. See the notes to the financial statements in Item 1, Note 2 for new accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Fuel Hedging Policy

We are exposed to various market risks, including changes in fuel prices. As of March 31, 2012, we have hedges in place for 2.3 million gallons for the remainder of 2012. This amount represents 50% of our estimated 2012 UBL fuel exposure. Our average heating oil swap price as of March 31, 2012 is $2.76 per gallon. During the first quarter of 2012 the Company settled its 2013 hedges for a $0.7 million deferred gain which will be amortized as a reduction in fuel expense in 2013. Subsequent to the end of the first quarter, the remaining 2012 hedges were settled for a $0.8 million deferred gain which will be amortized as a reduction in fuel expense through the end of 2012.

Derivative Instruments and Hedging Activities

Please see the Notes to the Consolidated Financial Statements for details.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. During the normal course of business, the Company extends credit to customers primarily in North America conducting business in the utility, mining, phosphate and grain industries. The Company performs ongoing credit evaluations of its customers and does not generally require collateral. The customers’ financial condition and payment history have been considered in determining the allowance for doubtful accounts. The Company assesses the risk of nonperformance of the derivatives in determining the fair value of the derivatives instruments in accordance with ASC No. 820, Fair Value Measurements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Exchange Act Rule 15d-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Mosaic issued a claim of force majeure under its agreement with us, and in 2010, shipped amounts that were below its minimum contract volume. Since October 2010, Mosaic has terminated further shipments of unfinished phosphate under our agreement but has continued very nominal shipments of finished phosphate fertilizer as a means of providing a partial mitigation of the volume shortfall. The impact on our revenue in 2011 of Mosaic’s failure to ship minimum volumes was approximately $30.0 million. The impact on our revenue in 2012 of Mosaic’s failure to ship any volumes would be approximately $9.0 million for each fiscal quarter during which the stoppage continues. We are pursuing rights to recover deadfreight through arbitration. We are also pursuing other uses of the shipping capacity used to service the Mosaic Agreement pending Mosaic’s resumption of its compliance with our agreement. In the fourth quarter of 2010, we placed one UOS vessel into temporary lay-up status and placed a second vessel into the same status in the first quarter of 2011 in an effort to mitigate our exposure to the reduction in volumes from Mosaic. The Company does not expect that these efforts to mitigate consequences of Mosaic’s actions will compensate for our revenue losses. On February 21, 2012 Mosaic announced the settlement agreement and advised upon approval by the courts, the settlement would allow the South Fort Meade mine to begin mining. On March 28 2012 the Court granted the joint motion of Mosaic and the Sierra Club approving the settlement agreement previously announced by Mosaic. This Court action vacates the Preliminary Injunction of July 8, 2011 which prohibited Mosaic from mining as originally planned in the South Fort Meade mine. Mosaic has not provided details on the resumption of the shipments of unfinished phosphate rock with UOS. However, the settlement and any related resumption of shipping does not affect the Company’s ongoing arbitration processing with Mosaic with respect to the recovery of deadfreight.

ITEM 1A. RISK FACTORS.

Risks Related to our Proposed Sale of UBL and UBT

The proposed sale of UBL and UBT is subject to certain closing conditions, including receipt of certain regulatory approvals, and there can be no assurance that such conditions will be satisfied or that the sale of UBL and/or UBT will be consummated.

As previously announced, on April 18, 2012, the Company entered into a definitive membership interest purchase agreement with Ingram Barge Company (Ingram) pursuant to which, and subject to the terms and conditions provided therein, the Company will sell to Ingram all of the outstanding membership interests in UBL. In addition, as previously announced, on May 10, 2012, the Company entered into a definitive membership interest purchase agreement with Bulk Handling USA, Inc. (Bulk Handling) pursuant to which, and subject to the terms and conditions provided therein, the company will sell to Bulk Handling all of the outstanding membership interests in UBT. The closing of each of these transactions is subject to certain closing conditions, including (i) that from the date of the relevant membership interest purchase agreement to the closing date of the transaction contemplated thereby a material adverse effect (as defined in the relevant membership interest purchase agreement) shall not have occurred, (ii) that any required waiting periods (including any extension thereof) applicable to the consummation of the transactions contemplated by each membership interest purchase agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have terminated or expired, and (iii) other customary closing conditions. There can be no assurance that the closing conditions contained in the membership interest purchase agreements will be satisfied or that either of the proposed transactions will be consummated. If either transaction is not consummated, or if there are significant delays in consummating either transaction, it could negatively affect the future business and financial results of the Company, and we will be subject to several risks, including that the Company could be liable for damages to the purchaser under the terms and conditions of the relevant membership interest purchase agreement, the attention of management may have been diverted to the transactions rather than to our operations and pursuit of other opportunities that could have been beneficial to us, and other unanticipated issues, expenses and liabilities which could negatively impact our business.

We may have difficulty attracting, motivating and retaining executive and other employees in light of the proposed sale of UBL and UBT and the consideration of strategic alternatives for UOS.

Uncertainty about the effect of the proposed sale of UBL and UBT, and our announced intention to review strategic alternatives for UOS, on our employees may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate personnel until the proposed transactions are completed. Employee retention may be particularly challenging during the pendency of the proposed transactions (or, in the case of UOS, during the pendency of our review of strategic alternatives), as employees may feel uncertain about their future roles with the company.

Pending the completion of the transaction, our business and operations could be materially adversely affected.

Under the terms of the membership interest purchase agreements with each of Ingram and Bulk Handling, we are subject to certain restrictions on the conduct of our business prior to completing these transactions which may adversely affect our ability to execute certain of our business strategies. Such limitations could negatively affect our businesses and operations prior to the completion of the proposed transaction. In addition, in connection with the pending transaction, it is possible that some persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the transaction, which could negatively affect our revenues, earnings and cash flows, regardless of whether the transaction is completed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

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
David Bradford
Vice President Finance (duly authorized signatory and principal accounting officer of the Company)

Date: May 14, 2012

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Steven Green, Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of Jason Grant, Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements and footnotes from the United Maritime Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.